Form 10-Q
period 2026-06-30
Forbright, Inc.
filed 2026-08-13
CIK 1925062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-43343
_________________________

Forbright, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	26-3126112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4445 Willard Avenue, Suite 1000 Chevy Chase, Maryland	20815
(Address of Principal Executive Offices)	(Zip Code)
(301) 299-8810
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	FRBT	The Nasdaq Stock Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of August 10, 2026, there were 30,016,203 shares of the registrant’s Class A common stock outstanding, including 1,415,987 shares of unvested restricted stock awards, and there were 20,748,177 shares of the registrant’s Class B common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include discussion of plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “see,” “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan” or words or phrases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
•economic conditions that impact the financial services industry and/or our business;
•our ability to manage our credit risk effectively and the potential deterioration of the business and economic conditions in our primary market areas;
•the composition of our loan portfolio;
•our ability to achieve organic loan and deposit growth and the composition of such growth;
•our ability to maintain our bank’s reputation;
•our ability to attract and retain skilled employees and manage changes in our management personnel;
•risks associated with unauthorized access, cyber-crime and other threats to data security;
•our ability to effectively compete with other financial services companies and the effects of competition in the financial services industry on our business;
•our ability to successfully develop and commercialize new or enhanced products and services;
•changes in the demand for our products and services;
•the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals;
•the effectiveness of our risk management and internal disclosure controls and procedures;
•our access to sources of liquidity and capital to address our liquidity needs;
•the effects of the failure of any component of our business infrastructure provided by a third-party;
•any failure or interruption of our information and communications systems;
•the impact of, and changes in applicable laws, regulations and accounting standards and policies;
•the effects of geopolitical instability, including war, terrorist attacks, and man-made and natural disasters;
•our ability to keep pace with technological changes;
•the effects of problems encountered by other financial institutions; and
•other risks and uncertainties described under “Risk Factors” of this Report.
ii

All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the impact of each such factor on the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made except as required by the federal securities laws.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. You should specifically consider the factors identified in this Report that could cause actual results to differ before making an investment decision to purchase our Class A common stock. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.
iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash, due from banks and restricted cash	$26,524	$18,241
Interest-bearing deposits with banks	808,192	630,474
Cash, cash equivalents and restricted cash	834,716	648,715
Investment securities available-for-sale, at fair value	1,210,665	1,254,887
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses - investment securities of $110, respectively	48,634	48,834
Loans held-for-sale	465,474	379,662
Loans held for investment, at fair value	3,481	4,645
Loans and held for investment, at amortized cost	5,595,872	5,222,234
Allowance for credit losses - loan	(54,621)	(52,986)
Net loans held for investment, at amortized cost	5,541,251	5,169,248
Other earning assets, net	50,479	55,928
Deferred tax asset, net	145,269	153,314
Accrued interest receivable	46,445	55,155
Premises and equipment, net	47,877	30,763
Goodwill and other intangible assets, net	35,964	31,685
Other assets	75,249	56,470
Total assets	$8,505,504	$7,889,306

LIABILITIES
Non-interest-bearing deposits	$435,065	$372,444
Interest-bearing deposits	6,830,770	6,405,471
Total deposits	7,265,835	6,777,915
Subordinated debt, net	151,181	151,003
Other liabilities	121,325	137,945
Total liabilities	7,538,341	7,066,863

Commitments and contingent liabilities (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 103,200,000 shares authorized:
Voting common stock, 28,949,031 and 19,438,060 shares issued and outstanding, respectively	29	20
Non-voting common stock, 20,748,177 and 21,242,551 shares issued and outstanding, respectively	21	21
Additional paid-in capital	628,499	490,550
Retained earnings	344,582	328,828
Accumulated other comprehensive (loss)/income	(5,968)	3,024
Total stockholders’ equity	967,163	822,443
Total liabilities and stockholders’ equity	$8,505,504	$7,889,306

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
INTEREST INCOME
Loans held for investment	$98,522	$89,601	$191,686	$175,759
Loans held-for-sale	8,484	10,384	16,678	19,822
Deposits with banks	7,252	7,247	14,834	14,576
Investment securities	14,158	15,262	28,257	32,261
Other earning assets	648	804	1,364	1,776
Total interest income	129,064	123,298	252,819	244,194
INTEREST EXPENSE
Deposits	64,024	58,719	126,319	115,205
Subordinated debt, net	1,895	2,441	3,797	4,942
Other borrowings	—	417	—	1,266
Total interest expense	65,919	61,577	130,116	121,413
Net interest income	63,145	61,721	122,703	122,781
Provision for credit losses	5,899	4,090	9,372	12,549
Net interest income after provision for credit losses	57,246	57,631	113,331	110,232
NON-INTEREST INCOME
Servicing income	6,876	—	13,963	—
Investment advisory fees	3,090	4,182	6,283	8,498
Fee income on loans	2,252	2,390	4,255	3,831
Gains on sales of loans and investment securities, net	252	344	218	2,170
Unrealized (losses)/gains on loans and financing receivables, net	(963)	883	(2,298)	2,746
Other non-interest income	10,339	3,438	15,009	8,047
Total non-interest income	21,846	11,237	37,430	25,292
NON-INTEREST EXPENSE
Compensation and benefits	33,407	30,338	65,049	60,440
Information technology	7,581	6,885	15,121	12,896
Professional fees	9,777	2,800	17,600	6,542
Loan administration and servicing	5,500	1,089	9,625	2,756
Advertising and marketing	2,720	1,220	5,024	4,539
FDIC insurance	1,111	687	2,013	3,349
Occupancy expense	1,466	1,165	2,588	2,497
Other non-interest expense	4,214	4,071	7,213	6,896
Total non-interest expense	65,776	48,255	124,233	99,915
Income before income taxes	13,316	20,613	26,528	35,609
Income tax expense	9,194	5,504	10,774	9,373
Net income	$4,122	$15,109	$15,754	$26,236

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Income - (continued)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic earnings per voting common share	$0.10	$0.38	$0.38	$0.65
Basic earnings per non-voting common share	$0.10	$0.38	$0.39	$0.65
Diluted earnings per voting common share	$0.09	$0.37	$0.36	$0.63
Diluted earnings per non-voting common share	$0.09	$0.37	$0.37	$0.63
Weighted-average shares used to compute earnings per voting common share:
Basic	21,175,037	19,000,131	20,120,097	18,993,327
Diluted	23,498,322	20,042,883	22,344,262	20,157,743
Weighted-average shares used to compute earnings per non-voting common share, basic and diluted	21,014,378	21,242,551	21,127,834	21,242,551

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$4,122	$15,109	$15,754	$26,236
Other comprehensive loss, net:
Net change in unrealized (loss)/gain on investment securities available-for-sale	(4,837)	(2,511)	(12,126)	448
Related income tax effect	1,249	640	3,134	(107)
Reclassification of gain on investment securities available-for-sale to income	—	—	—	(1,194)
Related income tax effect	—	—	—	301
Total other comprehensive loss, net	(3,588)	(1,871)	(8,992)	(552)
Total comprehensive income	$534	$13,238	$6,762	$25,684

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Voting Common stock		Non-voting Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	19,605,006	$20	21,242,551	$21	$493,074	$340,460	$(2,380)	$831,195
Net income	—	—	—	—	—	4,122	—	4,122
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,588)	(3,588)
Total comprehensive income								534
Issuance of common stock, net of offering costs	7,900,000	8	—	—	131,038	—	—	131,046
Exercise of stock options	36,400	—	—	—	552	—	—	552
Stock-based compensation	943,125	1	—	—	4,437	—	—	4,438
Conversion of non-voting to voting common stock	494,374	—	(494,374)	—	—	—	—	—
Shares withheld for tax withholding and exercise of stock options and restricted shares	(29,874)	—	—	—	(602)	—	—	(602)
Balance as of June 30, 2026	28,949,031	$29	20,748,177	$21	$628,499	$344,582	$(5,968)	$967,163

Balance as of March 31, 2025	19,013,529	$19	21,242,551	$21	$483,414	$252,029	$876	$736,359
Net income	—	—	—	—	—	15,109	—	15,109
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,871)	(1,871)
Total comprehensive income								13,238
Exercise of stock options	53,200	—	—	—	672	—	—	672
Stock-based compensation	363,522	1	—	—	2,266	—	—	2,267
Shares withheld for tax withholding and exercise of stock options and restricted shares	(14,360)	—	—	—	(240)	—	—	(240)
Balance as of June 30, 2025	19,415,891	$20	21,242,551	$21	$486,112	$267,138	$(995)	$752,296

	Voting Common stock		Non-voting Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	19,438,060	$20	21,242,551	$21	$490,550	$328,828	$3,024	$822,443
Net income	—	—	—	—	—	15,754	—	15,754
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8,992)	(8,992)
Total comprehensive income								6,762
Issuance of common stock, net of offering costs	7,900,000	8	—	—	131,038	—	—	131,046
Exercise of stock options	36,400	—	—	—	552	—	—	552
Stock-based compensation	1,124,985	1	—	—	7,261	—	—	7,262
Conversion of non-voting to voting common stock	494,374	—	(494,374)	—	—	—	—	—
Shares withheld for tax withholding on vesting of restricted shares	(44,788)	—	—	—	(902)	—	—	(902)
Balance as of June 30, 2026	28,949,031	$29	20,748,177	$21	$628,499	$344,582	$(5,968)	$967,163

Balance as of December 31, 2024	19,001,365	$19	21,242,551	$21	$481,455	$240,902	$(443)	$721,954
Net income	—	—	—	—	—	26,236	—	26,236
Other comprehensive loss, net of tax	—	—	—	—	—	—	(552)	(552)
Total comprehensive income								25,684
Exercise of stock options	93,200	—	—	—	1,044	—	—	1,044
Stock-based compensation	363,522	1	—	—	4,347	—	—	4,348
Shares withheld for tax withholding and exercise of stock options and vesting of restricted shares	(42,196)	—	—	—	(734)	—	—	(734)
Balance as of June 30, 2025	19,415,891	$20	21,242,551	$21	$486,112	$267,138	$(995)	$752,296

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES
Net income	$15,754	$26,236
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and intangible asset amortization	4,788	4,216
Provision for credit losses	9,372	12,549
Accretion of net discounts on investment securities, net	(3,048)	(13,184)
Amortization of deferred fees and costs on loans, net	(12,693)	(13,181)
Increase in loans originated for sale, net	(85,284)	(17,092)
Gains on sales of loans and investment securities, net	(218)	(2,170)
Stock-based compensation	7,262	4,348
Deferred income taxes	11,179	—
Other	6,681	112
Net change in assets and liabilities:
Accrued interest receivable	8,710	(6,987)
Other assets	(20,242)	(21,770)
Other liabilities	(4,764)	(22,534)
Net cash used in operating activities	(62,503)	(49,457)
INVESTING ACTIVITIES
Net increase in loans held for investment, at amortized cost	(369,399)	(505,826)
Net decrease in loans held for investment, at fair value	1,953	1,215
Purchase of investment securities available-for-sale	(247,521)	(1,029,853)
Proceeds, maturities, prepayments and calls of securities available-for-sale	282,665	1,252,917
Proceeds, maturities, prepayments and calls of securities held-to-maturity	200	186
Acquisition of corporate headquarters	(37,440)	—
Proceeds from sales of other real estate owned	3,160	17,837
(Purchase of)/proceeds from Federal Home Loan Bank of Atlanta stock, net	(473)	11,577
Other	(4,806)	(4,517)
Net cash used in investing activities	(371,661)	(256,464)
FINANCING ACTIVITIES
Net increase in deposits	487,920	415,375
Repayment of subordinated debt	—	(24,000)
Proceeds from other borrowings	—	1,000,000
Repayments of other borrowings	—	(1,250,000)
Gross proceeds from issuance of common stock	142,200	—
Payment of offering costs	(9,605)	—
Proceeds from exercise of stock options under employee stock plans	552	1,044
Shares withheld for tax withholding and exercise of stock options and restricted shares	(902)	(734)
Net cash provided by financing activities	620,165	141,685
Net increase/(decrease) in cash, cash equivalents and restricted cash	186,001	(164,236)
Beginning cash, cash equivalents and restricted cash	648,715	1,179,982
Ending cash, cash equivalents and restricted cash	$834,716	$1,015,746

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (continued)
(Unaudited)

	For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Supplemental cash flow disclosures:
Interest payments	$126,654	$120,519
Income tax payments, net of refunds of $563 and $377, respectively	$1,521	$1,186
Noncash investing activity:
Net amount of right-of-use assets and lease liabilities applied to carrying value of corporate headquarters	$(3,576)	$—
Loans held-for-sale transferred to loans held for investment (at fair value), net	$151	$157
Loans held for investment (at amortized cost) transferred to loans held-for-sale, net	$48	$—
Noncash financing activity:
Accrued deferred initial public offering costs	$1,549	$—

FORBRIGHT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Nature of Operations
Forbright, Inc. (the “Parent”), a Delaware corporation, is a bank holding company that along with its subsidiaries (collectively the “Company”), is headquartered in Chevy Chase, Maryland. Forbright Bank (with its subsidiaries, the “Bank”), a wholly owned subsidiary of the Company, is a Maryland state chartered non-member bank, which serves the needs of individuals, small and medium sized businesses, and professional concerns. Nationwide, the Bank serves deposit and retail banking customers via its digital deposit platform and offers competitive financing and lending services, originating term loans, working capital facilities, warehouse lines of credit, and leases.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Consolidated Balance Sheet as of December 31, 2025, has been derived from the audited Consolidated Financial Statements as of that date. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Registration Statement on Form S-1.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to use this extended transition period for adoption of some accounting standards. As a result, these financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from those described in the annual Consolidated Financial Statements and footnotes included in the Company's Registration Statement on Form S-1, which should be referenced for a full list of the Company’s significant accounting policies. The following policies are highlighted due to updates or activity during the three and six months ended June 30, 2026.
Concentrations of Credit Risk
The Company’s portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses in a variety of industries and markets. As of June 30, 2026, the single largest industry concentration in the Company’s loan portfolio was healthcare. The Company does not have any concentrations involving loan products or loan terms. Additionally, the Company does not have concentrations of loans with negative amortization schedules, significant payment increases, or high loan-to-value ratios.

Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, in deciding how to allocate resources and assessing performance. During the three and six months ended June 30, 2026 and 2025, all operations were within the United States. The CODM allocates resources and assesses performance based upon financial information at the entity-wide level. Since the CODM makes operating decisions and allocates resources on an entity-wide basis, the Company operates as one operating segment and one reportable segment.
The primary financial measure used by the CODM to evaluate performance and allocate resources is consolidated net income as shown on the Consolidated Statements of Income. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Income.
Premises and Equipment
Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the estimated useful life of the related asset as follows: buildings are depreciated over 39 years; furniture, fixtures, and computer and other equipment over three to 15 years; software over three years; leasehold improvements and tenant improvements are recognized over the lesser of the estimated useful life of the improvement or the term of the associated lease. Maintenance and repairs are recognized as incurred in Occupancy expense in non-interest expense in the Consolidated Statements of Income.
The Company has developed and implemented proprietary software for internal use of loan management and a digital banking platform. Although the loan management software has been implemented for its original use, the capabilities are continually expanded. As new capabilities are implemented the cost of the new capabilities are capitalized and amortized over the remaining useful life of the software. See Note 7 – Premises and Equipment for more information.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. Goodwill is not amortized, but is evaluated for impairment, by analyzing certain qualitative factors to determine if it is more likely than not to be impaired. If it is determined that it is more likely than not that goodwill may be impaired, then a quantitative analysis is performed to calculate the amount of the impairment, if any. To the extent an impairment is calculated, it is recognized in earnings in the period of the impairment.
Core deposit intangibles represent the estimated fair value of long-term acquired deposit relationships. Customer relationship intangibles represent the estimated fair value of acquired long-term customer relationships. The Company amortizes customer relationship intangible assets over the respective intangible asset’s estimated useful life, which ranges from eight years to 20 years for the Company’s currently amortizing intangible assets. In-place lease intangibles and above/below market rent intangibles are amortized over the life of the associated acquired lease. Amortization for above/below market rent intangibles is included as a reduction to Rental income in Other non-interest income in the Consolidated Statements of Income. All other amortization is included in Other non-interest expense in the Consolidated Statements of Income. Intangible assets are periodically reviewed for triggering events that would indicate possible impairment.
The Company’s annual impairment test date is October 1st. As of October 1, 2025, the Company determined that goodwill and other intangible assets were not impaired. Additionally, the Company determined that from the assessment date to the end of the period, no events or circumstances have occurred that would indicate there was a more likely than not impairment of its goodwill or other intangible assets. See Note 8 – Goodwill and Other Intangible Assets for more information.

Leases
Lessor
In its capacity as a lessor, the Company accounts for lease arrangements in accordance with ASC 842 - Leases. Commercial office and retail space leases to third-party tenants located in the Company’s corporate headquarters are classified as operating leases. The underlying asset is included in Premises and equipment, net, in the Consolidated Balance Sheets, and is depreciated on a straight-line basis over the asset’s useful life. Fixed lease income is recognized on a straight-line basis over the non-cancelable term of the underlying lease as Other non-interest income in the Consolidated Statements of Income. See Note 9 – Leases for more information.
Advertising
Advertising costs are expensed as incurred and included in advertising and marketing in the Consolidated Statements of Income, and were $2.4 million and $4.5 million for the three and six months ended June 30, 2026, respectively, and $1.4 million and $4.0 million for the three and six months ended June 30, 2025, respectively.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740 - Income Taxes. The Company’s effective tax rate was 69.0% and 40.6% for the three and six months ended June 30, 2026, respectively, and 26.6% and 26.3% for the three and six months ended June 30, 2025, respectively.
The customary relationship between tax expense and pre-tax income is significantly higher during the three and six months ended June 30, 2026, primarily due to the effects of becoming subject to Internal Revenue Service code 162(m) as a result of the initial public offering (“IPO”), and accretion of the deferred credit to reduce tax expense related to the Solar Servicing business acquisition. See Management’s Discussion and Analysis of Results of Operations and Financial Condition – Results of Operations – Income Taxes for more details on the items that impacted income tax expense during the period. The income tax returns of the Company for 2022, 2023, and 2024 are subject to examination by income taxing authorities, generally for three years after they were filed. If the Company identifies an uncertain tax position, an accrual for the estimated tax is recognized in the period the potential tax is identified. The Company has elected to recognize any estimated penalties and interest expense on its income tax liabilities as a component of its provision for income taxes.
Stock-based Compensation
All the Company’s stock options and other equity-based compensation arrangements are classified as equity awards as of June 30, 2026 and December 31, 2025. See Note 15 – Stock-based Compensation for information on the Company’s stock-based compensation.
Subsequent Events
Management has considered the occurrence of subsequent events through August 13, 2026, the date the Consolidated Financial Statements were available to be issued, and determined that the settlement on July 14, 2026 of the overallotment option related to the IPO met the requirements for disclosure. See Note 12 – Stockholders’ Equity for more information on the overallotment option.
New Accounting Standards
Accounting Standard Adopted in 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the disclosure of disaggregated information about an entity’s income tax rate reconciliation as well as income taxes paid and income tax expense. The Company adopted the standard on January

1, 2025, on a prospective basis. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
Accounting Standards Pending Adoption
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires the disaggregated disclosure of certain income statement categories. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this pronouncement, but does not anticipate it having a material impact on its disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the rules for capitalizing internal-use software. The amendments are effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments can be applied using a prospective approach, a retrospective approach, or a modified approach that bases the adoption of the amendments on the completion status of the software project as of the adoption date. The Company is in the process of evaluating the impact of this pronouncement.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans, which provides targeted improvements to the accounting for purchased loans, including clarification on the recognition and measurement of credit losses for acquired financial assets. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendments should be applied prospectively to loans acquired after the initial adoption date. The Company is in the process of evaluating the impact of this pronouncement.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material, if any, impact on the Company’s Consolidated Financial Statements.
NOTE 2 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Regulation D of the Federal Reserve Act requires the Company to maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of the Company’s deposits, however, in March 2020, the Federal Reserve Board took action to reduce the reserve requirement percentage to zero for all balances. Balances maintained with the Federal Reserve Bank are included in Interest-bearing deposits with banks in the Consolidated Balance Sheets.
The following schedule presents the composition of the Company’s cash, cash equivalents and restricted cash as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Cash, due from banks and restricted cash:
Cash and due from banks	$23,964	$16,040
Restricted cash	2,560	2,201
Total cash, due from banks and restricted cash	26,524	18,241
Interest-bearing deposits with banks:
Interest-bearing deposits with the Federal Reserve Bank	773,660	601,555
Interest-bearing deposits with other banks	34,532	28,919
Total interest-bearing deposits with banks	808,192	630,474
Total cash, cash equivalents and restricted cash	$834,716	$648,715

NOTE 3 – INVESTMENT SECURITIES
Investment Securities Available-For-Sale
Investment securities available-for-sale as of June 30, 2026 and December 31, 2025, consisted of the following securities:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and government agencies	$695,879	$502	$(537)	$—	$695,844
Residential agency mortgage-backed	316,727	52	(3,806)	—	312,973
Commercial agency mortgage-backed	185,835	283	(3,262)	—	182,856
Municipal bonds	9,481	27	(873)	—	8,635
Other	10,794	—	(437)	—	10,357
Total investment securities available-for-sale	$1,218,716	$864	$(8,915)	$—	$1,210,665

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and government agencies	$953,981	$4,366	$—	$—	$958,347
Residential agency mortgage-backed	138,262	1,077	(262)	—	139,077
Commercial agency mortgage-backed	135,588	1,004	(522)	—	136,070
Municipal bonds	9,485	46	(896)	—	8,635
Other	13,496	—	(738)	—	12,758
Total investment securities available-for-sale	$1,250,812	$6,493	$(2,418)	$—	$1,254,887
The tables above exclude accrued interest receivables of $10.8 million and $13.4 million as of June 30, 2026 and December 31, 2025, respectively.

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. The amortized cost and fair value of investment securities available-for-sale as of June 30, 2026 and December 31, 2025, by contractual maturity are presented in the following table:

	June 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and government agencies:
One year or less	$516,229	$516,507	$520,293	$521,605
One to five years	179,650	179,337	433,688	436,742
Five to ten years	—	—	—	—
After ten years	—	—	—	—
Residential agency mortgage-backed:
One year or less	—	—	—	—
One to five years	71	70	109	107
Five to ten years	—	—	—	—
After ten years	316,656	312,903	138,153	138,970
Commercial agency mortgage-backed:
One year or less	—	—	—	—
One to five years	18,805	18,967	18,794	19,261
Five to ten years	8,458	8,425	13,396	13,612
After ten years	158,572	155,464	103,398	103,197
Municipal bonds:
One year or less	—	—	—	—
One to five years	3,075	2,970	2,081	2,096
Five to ten years	—	—	994	894
After ten years	6,406	5,665	6,410	5,645
Other:
One year or less	—	—	—	—
One to five years	—	—	—	—
Five to ten years	5,000	4,770	5,000	4,537
After ten years	5,794	5,587	8,496	8,221
	$1,218,716	$1,210,665	$1,250,812	$1,254,887
During the three and six months ended June 30, 2026, the Company sold no investment securities available-for-sale. There were no sales of investment securities available-for-sale during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company sold thirteen investment securities available-for-sale with an aggregate cost basis of $1.2 billion and sales proceeds of $1.2 billion. The Company realized gross gains of $1.1 million and no gross losses on the sales. There were no transfers of investment securities from available-for-sale to held-to-maturity during the three and six months ended June 30, 2026 or 2025.
As of June 30, 2026 and December 31, 2025, the Company had no pledged available-for-sale securities to secure FHLB advances. There were no outstanding FHLB advances as of June 30, 2026 and December 31, 2025.
See Note 11 – Borrowed Funds for more information on FHLB advances availability.
As of June 30, 2026 and December 31, 2025, the Company held no investment securities available-for-sale of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Information pertaining to investment securities available-for-sale with gross unrealized losses as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are presented in the following tables:

	June 30, 2026
	12 Months or Less		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	$200,312	$(537)	$—	$—	$200,312	$(537)
Residential agency mortgage-backed	287,456	(3,710)	653	(96)	288,109	(3,806)
Commercial agency mortgage-backed	157,796	(3,120)	4,510	(142)	162,306	(3,262)
Municipal bonds	1,977	(15)	5,561	(858)	7,538	(873)
Other	90	—	10,267	(437)	10,357	(437)
Total	$647,631	$(7,382)	$20,991	$(1,533)	$668,622	$(8,915)

	December 31, 2025
	12 Months or Less		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Residential agency mortgage-backed	49,759	(170)	719	(92)	50,478	(262)
Commercial agency mortgage-backed	59,754	(237)	8,901	(285)	68,655	(522)
Municipal bonds	1,978	(13)	5,541	(883)	7,519	(896)
Other	93	—	12,666	(738)	12,759	(738)
Total	$111,584	$(420)	$27,827	$(1,998)	$139,411	$(2,418)
The Company individually evaluates its investment securities available-for-sale for credit losses. As of June 30, 2026 and December 31, 2025, the Company determined no portion of the unrealized losses on its investment securities available-for-sale was due to credit factors. Unrealized losses on investment securities available-for-sale due to factors other than credit are largely due to the nature of the investments. Therefore, no allowance for credit losses was recorded as of June 30, 2026 or December 31, 2025. Additionally, the Company has the intent and ability to hold its investment securities available-for-sale for a period of time sufficient to allow for any anticipated recovery.

Investment Securities Held-to-Maturity
Investment securities held-to-maturity as of June 30, 2026 and December 31, 2025, consisted of the following securities:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$31,000	$2,591	$—	$33,591
Other	17,744	458	(2,962)	15,240
Total investment securities held-to-maturity	$48,744	$3,049	$(2,962)	$48,831
Allowance for credit losses	(110)
Total investment securities held-to-maturity, net of allowance for credit losses	$48,634

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$31,200	$3,736	$—	$34,936
Other	17,744	482	(2,687)	15,539
Total investment securities held-to-maturity	$48,944	$4,218	$(2,687)	$50,475
Allowance for credit losses	(110)
Total investment securities held-to-maturity, net of allowance for credit losses	$48,834
The tables above exclude accrued interest receivables of $2.2 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively.
Expected maturities of investment securities held-to-maturity may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. The amortized cost and fair value of investment securities held-to-maturity as of June 30, 2026 and December 31, 2025, by contractual maturity, are presented in the following table:

	June 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal bonds:
One year or less	$—	$—	$—	$—
One to five years	31,000	33,591	31,200	34,936
Five to ten years	—	—	—	—
After ten years	—	—	—	—
Other:
One year or less	—	—	—	—
One to five years	—	—	—	—
Five to ten years	—	—	—	—
After ten years	17,744	15,240	17,744	15,539
Total	$48,744	$48,831	$48,944	$50,475
As of June 30, 2026 and December 31, 2025, there were no investment securities held-to-maturity of any one issuer in an amount greater than 10% of stockholders’ equity.

There were no sales of investment securities held-to-maturity or transfers of investment securities available-for-sale to investment securities held-to-maturity during the three and six months ended June 30, 2026 or 2025.
Information pertaining to investment securities held-to-maturity with gross unrealized losses as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are presented in the following tables:

	June 30, 2026
	12 Months or Less		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Other	$105	$—	$13,756	$(2,962)	$13,861	$(2,962)
Total	$105	$—	$13,756	$(2,962)	$13,861	$(2,962)

	December 31, 2025
	12 Months or Less		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Other	$—	$—	$14,032	$(2,687)	$14,032	$(2,687)
Total	$—	$—	$14,032	$(2,687)	$14,032	$(2,687)
The Company collectively evaluates its investment securities held-to-maturity for credit losses. As of June 30, 2026 and December 31, 2025, the Company recorded an allowance for credit losses on its investment securities held-to-maturity.
The following tables summarize the activity in the allowance for credit losses for investment securities held-to-maturity for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30, 2026
(in thousands)	Municipal bonds	Other	Total
Balance at beginning of period	$66	$44	$110
Provision for credit losses	—	—	—
Balance at end of period	$66	$44	$110

	For the Three Months Ended
	June 30, 2025
(in thousands)	Municipal bonds	Other	Total
Balance at beginning of period	$109	$52	$161
Provision for credit losses	—	—	—
Balance at end of period	$109	$52	$161

	For the Six Months Ended
	June 30, 2026
(in thousands)	Municipal bonds	Other	Total
Balance at beginning of period	$66	$44	$110
Provision for credit losses	—	—	—
Balance at end of period	$66	$44	$110

	For the Six Months Ended
	June 30, 2025
(in thousands)	Municipal bonds	Other	Total
Balance at beginning of period	$109	$52	$161
Provision for credit losses	—	—	—
Balance at end of period	$109	$52	$161
NOTE 4 – LOANS
The Company manages its exposure to credit losses by evaluating credit risk across its three loan categories: Commercial Real Estate; Commercial and Industrial; and Consumer. For descriptions of each loan category, refer to the annual Consolidated Financial Statements included in the Company’s Registration Statement on Form S-1.
Loans Held-for-Sale
As of June 30, 2026 and December 31, 2025, the Company had $465.5 million and $379.7 million of loans held-for-sale, respectively. The table below presents the proceeds received from the sales of loans held-for-sale, net realized gains and losses, and net unrealized gains and losses related to loans-held-for sale for the three and six months ended June 30, 2026 and 2025. Realized gains are recognized in Gains on sales of loans and investment securities, net in the Consolidated Statements of Income. Unrealized (losses)/gains, net related to loans held-for-sale are included with Unrealized (losses)/gains on loans and financing receivables, net in the Consolidated Statements of Income.

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Proceeds from sales	$43,461	$108,858	$86,307	$167,631
Realized gains	$252	$344	$218	$976
Unrealized (losses)/gains, net	$(770)	$100	$(2,010)	$1,195
The following tables present, by loan category, the carrying amount and unpaid contractual balance of the Company’s loans held-for-sale as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Loans Held-for-Sale at Fair Value		Loans Held-for-Sale at Lower of Cost or Fair Value		Total Loans Held-for-Sale
(in thousands)	Carrying Amount	Unpaid Contractual Balance	Carrying Amount	Unpaid Contractual Balance	Carrying Amount	Unpaid Contractual Balance
Commercial and Industrial	$54,379	$57,233	$411,095	$415,842	$465,474	$473,075
Total loans held-for-sale	$54,379	$57,233	$411,095	$415,842	$465,474	$473,075

	December 31, 2025
	Loans Held-for-Sale at Fair Value		Loans Held-for-Sale at Lower of Cost or Fair Value		Total Loans Held-for-Sale
(in thousands)	Carrying Amount	Unpaid Contractual Balance	Carrying Amount	Unpaid Contractual Balance	Carrying Amount	Unpaid Contractual Balance
Commercial and Industrial	$62,251	$65,281	$317,411	$321,295	$379,662	$386,576
Total loans held-for-sale	$62,251	$65,281	$317,411	$321,295	$379,662	$386,576
Loans Held for Investment at Amortized Cost
Loans held for investment at amortized cost, by loan category, as of June 30, 2026 and December 31, 2025, are presented in the following table:

(in thousands)	June 30, 2026	December 31, 2025
Commercial Real Estate	$2,849,478	$2,528,996
Commercial and Industrial	2,541,275	2,475,549
Consumer	205,119	217,689
Total loans held for investment at amortized cost	$5,595,872	$5,222,234
Total outstanding loans held for investment at amortized cost are net of deferred fees and costs of $54.3 million and $54.7 million as of June 30, 2026 and December 31, 2025, respectively.
Total outstanding loans held for investment at amortized cost excludes accrued interest receivable of $31.2 million and $32.1 million as of June 30, 2026 and December 31, 2025, respectively.
Loans to Related Parties
From time to time, the Company has loan transactions with some of its officers, directors, and material investors, and their immediate family members and affiliated entities. There were no loans in the ordinary course of business due from related parties as of June 30, 2026 and December 31, 2025. See Note 19 – Related Party Transactions for more information.
NOTE 5 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses - Loans Held for Investment at Amortized Cost
For a description of the Company's accounting policy for the allowance for credit losses (“ACL”), refer to the annual Consolidated Financial Statements included in the Company's Registration Statement on Form S-1.
The following table summarizes the activity in the allowance for credit losses for loans held for investment at amortized cost for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning of period	$52,794	$46,868	$52,986	$42,294
Provision for credit losses on loans	4,521	3,106	8,388	11,519
Provision for credit losses on loan transfers from loans held-for-sale	—	29	17	97
Loan charge-offs	(3,089)	(2,593)	(7,976)	(7,026)
Loan recoveries	395	898	1,206	1,424
Net charge-offs	(2,694)	(1,695)	(6,770)	(5,602)
End of period	$54,621	$48,308	$54,621	$48,308

Loans held-for-sale and loans held for investment at fair value do not require an allowance because they are carried at fair value and any changes to the cost basis in the loan are recognized in earnings, as unrealized gains or losses in non-interest income, in the period of the change.
The following tables detail activity in the allowance for credit losses for loans held for investment carried at amortized cost, by loan category, for the three and six months ended June 30, 2026:

	For the Three Months Ended June 30, 2026
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning of period	$19,566	$25,535	$7,693	$52,794
Provision for credit losses on loans	329	1,467	2,725	4,521
Loan charge-offs	—	(1,736)	(1,353)	(3,089)
Loan recoveries	—	131	264	395
Net charge-offs	—	(1,605)	(1,089)	(2,694)
End of period	$19,895	$25,397	$9,329	$54,621

	For the Six Months Ended June 30, 2026
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning of period	$18,639	$26,023	$8,324	$52,986
Provision for credit losses on loans	1,256	3,250	3,882	8,388
Provision for credit losses on loan transfers from loans held-for-sale	—	17	—	17
Loan charge-offs	—	(4,566)	(3,410)	(7,976)
Loan recoveries	—	673	533	1,206
Net charge-offs	—	(3,893)	(2,877)	(6,770)
End of period	$19,895	$25,397	$9,329	$54,621
The following table presents the composition of the allowance for credit losses for loans held for investment carried at amortized cost, by loan category and evaluation methodology, as of June 30, 2026:

	June 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Individually evaluated for credit loss	$1,431	$930	$—	$2,361
Collectively evaluated for credit loss	18,464	24,467	9,329	52,260
Total allowance for credit losses	$19,895	$25,397	$9,329	$54,621

Loans held for investment at amortized cost:
Individually evaluated for credit loss	$128,324	$19,150	$2,035	$149,509
Collectively evaluated for credit loss	2,721,154	2,522,125	203,084	5,446,363
Total loans held for investment at amortized cost	$2,849,478	$2,541,275	$205,119	$5,595,872

Allowance for loans to loan type ratio:
Individually evaluated for credit loss	1.12%	4.86%	—%	1.58%
Collectively evaluated for credit loss	0.68%	0.97%	4.59%	0.96%
Total loans held for investment at amortized cost	0.70%	1.00%	4.55%	0.98%

The following tables detail activity in the allowance for credit losses for loans held for investment carried at amortized cost, by loan category, for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning of period	$13,819	$22,553	$10,496	$46,868
Provision for credit losses on loans	1,753	572	781	3,106
Provision for/(recovery of) credit losses on loan transfers from/(to) loans held-for-sale	30	(1)	—	29
Loan charge-offs	—	(473)	(2,120)	(2,593)
Loan recoveries	—	738	160	898
Net recoveries/(charge-offs)	—	265	(1,960)	(1,695)
End of period	$15,602	$23,389	$9,317	$48,308

	For the Six Months Ended June 30, 2025
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning of period	$12,078	$19,380	$10,836	$42,294
Provision for credit losses on loans	3,432	6,636	1,451	11,519
Provision for credit losses on loan transfers from loans held-for-sale	92	5	—	97
Loan charge-offs	—	(3,580)	(3,446)	(7,026)
Loan recoveries	—	948	476	1,424
Net charge-offs	—	(2,632)	(2,970)	(5,602)
End of period	$15,602	$23,389	$9,317	$48,308
The following table presents the composition of the allowance for credit losses for loans held for investment carried at amortized cost, by loan category and evaluation methodology, as of June 30, 2025:

	June 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Individually evaluated for credit loss	$95	$1,545	$—	$1,640
Collectively evaluated for credit loss	15,507	21,844	9,317	46,668
Total allowance for credit losses	$15,602	$23,389	$9,317	$48,308

Loans held for investment at amortized cost:
Individually evaluated for credit loss	$88,193	$81,836	$1,274	$171,303
Collectively evaluated for credit loss	1,919,940	2,025,891	359,233	4,305,064
Total loans held for investment at amortized cost	$2,008,133	$2,107,727	$360,507	$4,476,367

Allowance for loans to loan type ratio:
Individually evaluated for credit loss	0.11%	1.89%	—%	0.96%
Collectively evaluated for credit loss	0.81%	1.08%	2.59%	1.08%
Total loans held for investment at amortized cost	0.78%	1.11%	2.58%	1.08%
Credit Quality
The Company uses an internal risk rating system as its primary credit quality indicator, applying ratings on a case-by-case basis for commercial loans and on a collective basis for consumer loans. For a description of the Company's credit quality indicators, refer to the annual Consolidated Financial Statements included in the Company's Registration Statement on Form S-1.

Loans Held for Investment at Amortized Cost
The following tables present by class, credit quality and year of origination, the recorded investment in the Company’s loans held for investment at amortized cost as of and for the six months ended June 30, 2026 and as of and for the year ended December 31, 2025:

	June 30, 2026
	Loans Held for Investment at Amortized Cost by Year of Origination
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Acceptable risk (or better)	$500,396	$1,203,202	$333,364	$56,571	$197,695	$235,628	$974	$—	$2,527,830
Higher risk	32,846	—	19,010	—	123,489	54,697	—	—	230,042
Special mention	—	—	—	—	—	—	—	—	—
Substandard	17,509	—	—	—	47,144	26,953	—	—	91,606
Doubtful	—	—	—	—	—	—	—	—	—
Total	$550,751	$1,203,202	$352,374	$56,571	$368,328	$317,278	$974	$—	$2,849,478
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial:
Acceptable risk (or better)	$151,191	$87,189	$73,321	$38,605	$104,267	$5,484	$1,987,518	$10,101	$2,457,676
Higher risk	221	217	—	—	20,608	11,573	12,527	—	45,146
Special mention	—	—	59	—	254	1	19,122	—	19,436
Substandard	—	—	1,763	12,562	1,132	411	963	—	16,831
Doubtful	—	1,365	819	—	—	2	—	—	2,186
Total	$151,412	$88,771	$75,962	$51,167	$126,261	$17,471	$2,020,130	$10,101	$2,541,275
Gross charge-offs	$—	$—	$1,718	$—	$2,773	$75	$—	$—	$4,566

Consumer:
Acceptable risk (or better)	$—	$—	$—	$233	$55,998	$134,171	$5,930	$—	$196,332
Higher risk	—	—	—	—	176	4,134	3,070	—	7,380
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	382	1,025	—	—	1,407
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$233	$56,556	$139,330	$9,000	$—	$205,119
Gross charge-offs	$—	$—	$—	$—	$949	$2,461	$—	$—	$3,410

Total loans	$702,163	$1,291,973	$428,336	$107,971	$551,145	$474,079	$2,030,104	$10,101	$5,595,872
Total gross charge-offs	$—	$—	$1,718	$—	$3,722	$2,536	$—	$—	$7,976

	December 31, 2025
	Loans Held for Investment at Amortized Cost by Year of Origination
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Acceptable risk (or better)	$1,226,416	$284,180	$56,976	$238,490	$174,345	$94,808	$—	$—	$2,075,215
Higher risk	—	101,977	—	136,724	130,391	16,425	982	—	386,499
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	40,420	26,862	—	—	—	67,282
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,226,416	$386,157	$56,976	$415,634	$331,598	$111,233	$982	$—	$2,528,996
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial:
Acceptable risk (or better)	$205,677	$173,813	$53,566	$123,425	$17,225	$888	$1,825,313	$—	$2,399,907
Higher risk	144	139	—	21,312	519	—	33,000	—	55,114
Special mention	—	—	—	—	1	—	—	—	1
Substandard	1,431	—	12,452	701	486	2,136	781	—	17,987
Doubtful	—	2,540	—	—	—	—	—	—	2,540
Total	$207,252	$176,492	$66,018	$145,438	$18,231	$3,024	$1,859,094	$—	$2,475,549
Gross charge-offs	$—	$1,632	$171	$5,493	$78	$—	$—	$—	$7,374

Consumer:
Acceptable risk (or better)	$—	$1,243	$483	$60,909	$131,188	$16,681	$—	$—	$210,504
Higher risk	—	—	—	178	249	4,901	—	—	5,328
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	665	977	215	—	—	1,857
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$1,243	$483	$61,752	$132,414	$21,797	$—	$—	$217,689
Gross charge-offs	$—	$—	$—	$3,063	$4,907	$70	$—	$—	$8,040

Total loans	$1,433,668	$563,892	$123,477	$622,824	$482,243	$136,054	$1,860,076	$—	$5,222,234
Total gross charge-offs	$—	$1,632	$171	$8,556	$4,985	$70	$—	$—	$15,414
The following tables present information on loans held for investment at amortized cost on non-accrual status and loans 90 days or more past due and still accruing as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Loans 90 days or more past due and still accruing	$—	$—	$—	$—
Non-accrual loans with no allowance for credit losses	$45,836	$2,764	$14	$48,614
Non-accrual loans	$67,312	$3,752	$1,407	$72,471
Contractual interest income on non-accrual loans while on non-accrual status	$3,526	$1,313	$1,395	$6,234

	December 31, 2025
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Loans 90 days or more past due and still accruing	$—	$—	$—	$—
Non-accrual loans with no allowance for credit losses	$60,361	$116	$1,857	$62,334
Non-accrual loans	$60,361	$5,484	$1,857	$67,702
Contractual interest income on non-accrual loans while on non-accrual status	$4,812	$916	$1,663	$7,391

No interest income was recognized on non-accrual loans while on non-accrual status for the six months ended June 30, 2026 and 2025. At the time a loan is designated as non-accrual, the Company reverses any related accrued interest from interest income. During the three and six months ended June 30, 2026, the Company reversed $0.1 million and $0.4 million, respectively, of accrued interest from interest income related to loans designated as non-accrual. During the three months ended June 30, 2025, no accrued interest was reversed from interest income related to loans designated as non-accrual. During the six months ended June 30, 2025, the Company reversed $0.9 million of accrued interest from interest income related to loans designated as non-accrual.
The following tables present by class, an aging analysis and the recorded investments in past due loans, excluding non-accrual loans, held for investment at amortized cost as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Past due loans:
30 - 59 days past due	$—	$—	$1,842	$1,842
60 - 89 days past due	2,003	—	894	2,897
90 or more days past due	—	—	—	—
Total past due loans	2,003	—	2,736	4,739
Current loans	2,780,163	2,537,523	200,976	5,518,662
Total	$2,782,166	$2,537,523	$203,712	$5,523,401

	December 31, 2025
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Past due loans:
30 - 59 days past due	$32,412	$42,487	$2,297	$77,196
60 - 89 days past due	—	122	1,092	1,214
90 or more days past due	—	—	—	—
Total past due loans	32,412	42,609	3,389	78,410
Current loans	2,436,223	2,427,456	212,443	5,076,122
Total	$2,468,635	$2,470,065	$215,832	$5,154,532
The following tables present by class and by collateral type, the recorded investment of collateral-dependent loans where the borrower is experiencing financial difficulty as of June 30, 2026 and December 31, 2025, for which repayment is expected to be provided substantially through the operation or sale of the collateral:

	June 30, 2026
(in thousands)	Commercial Real Estate	Commercial and Industrial	Total
Collateral type:
Real estate	$56,345	$—	$56,345
Business assets	—	1,368	1,368
Total	$56,345	$1,368	$57,713

	December 31, 2025
(in thousands)	Commercial Real Estate	Consumer	Total
Collateral type:
Real estate	$49,494	$188	$49,682
Total	$49,494	$188	$49,682

The following table presents by class and by type of modification, the recorded investment and financial effect of modification as of June 30, 2026, in the Company’s loans that were both modified and experiencing financial difficulty during the three and six months ended June 30, 2026.

	For the Three and Six Months Ended
	June 30, 2026
(dollars in thousands)	Term Extension and Interest Rate Reduction	Total	Modification to Loan Class Ratio	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction
Commercial Real Estate	$17,509	$17,509	0.61%	2.0 years	1.90%
Total	$17,509	$17,509
As of June 30, 2026, there were no unfunded loan commitments on modifications for borrowers experiencing financial difficulty.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of June 30, 2026, all loans that were modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026, were 30 - 59 days past due.
There were no payment defaults during the three and six months ended June 30, 2026, on loans previously reported as modified.
The following tables present by class and by type of modification, the recorded investment and financial effect of modification as of June 30, 2025, in the Company’s loans that were both modified and experiencing financial difficulty during the three and six months ended June 30, 2025:

	For the Three Months Ended
	June 30, 2025
(dollars in thousands)	Term Extension	Total	Modification to Loan Class Ratio	Weighted-Average Term Extension
Commercial and Industrial	$151	$151	0.01%	1.0 year
Total	$151	$151

	For the Six Months Ended
	June 30, 2025
(dollars in thousands)	Term Extension	Total	Modification to Loan Class Ratio	Weighted-Average Term Extension
Commercial and Industrial	$292	$292	0.01%	1.0 year
Total	$292	$292
As of June 30, 2025, there were no unfunded loan commitments on modifications for borrowers experiencing financial difficulty.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of June 30, 2025, all loans that were modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025, were current and on non-accrual status.
There were no payment defaults during the three and six months ended June 30, 2025, on loans previously reported as modified.

Other Real Estate Owned
The following table presents by class the recorded investment in the Company’s other real estate owned assets (“OREO”) at fair value for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance at beginning of period	$7,109	$26,076	$8,729	$25,476
Improvements	—	418	—	1,018
Sales	(2,382)	(17,452)	(3,258)	(17,452)
Valuation adjustments	(85)	(589)	(829)	(589)
Balance at end of period	$4,642	$8,453	$4,642	$8,453
During the three months ended June 30, 2026, the Company sold one OREO asset and a portion of one of its OREO assets with carrying values of $2.4 million for proceeds of $2.4 million resulting in a non-material amount of net loss. During the six months ended June 30, 2026, the Company sold one OREO asset and portions of one of its OREO assets with carrying values of $3.3 million for proceeds of $3.2 million resulting in a net loss of $0.1 million.
During the three and six months ended June 30, 2025, the Company sold two OREO assets with carrying values of $17.5 million for proceeds of $17.8 million resulting in a net gain of $0.3 million. Gains and losses on the sales of OREO assets are included in Other non-interest income in the Consolidated Statements of Income.
There were no transfers into OREO assets during the three and six months ended June 30, 2026 or 2025.
During the three and six months ended June 30, 2026 and 2025, the Company incurred a non-material amount of expense related to holding OREO assets, which is included in Other non-interest expense in the Consolidated Statements of Income. Subsequent to foreclosure, the Company determined the fair values of certain of its OREO assets had declined during the three and six months ended June 30, 2026 and 2025, at which time the Company recorded a valuation adjustment, which is included in Other non-interest income in the Consolidated Statements of Income. OREO assets were $4.6 million and $8.7 million as of June 30, 2026 and December 31, 2025, respectively, and are included with Other assets in the Consolidated Balance Sheets.
NOTE 6 – OTHER EARNING ASSETS
Financing Receivables Held for Investment at Amortized Cost
As of June 30, 2026 and December 31, 2025, the Company had $36.9 million and $42.8 million, respectively, of financing receivables held for investment, at amortized cost, and net of allowance for credit losses, which are included with Other earning assets in the Consolidated Balance Sheets. Direct funding related income, net of costs, of $0.1 million and $0.2 million as of June 30, 2026 and December 31, 2025, respectively, were recognized as part of the carrying balance of financing receivables held for investment at amortized cost.
The following table summarizes the activity in the allowance for credit losses for financing receivables held for investment, at amortized cost, for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance at beginning of period	$93	$74	$108	$74
Recovery of credit losses	—	—	(15)	—
Balance at end of period	$93	$74	$93	$74

Equity Investments
The Company holds equity investments for various business purposes. As of June 30, 2026 and December 31, 2025, the Company had $13.6 million and $13.1 million, respectively, of equity investments, which are included with Other earning assets in the Consolidated Balance Sheets.
NOTE 7 – PREMISES AND EQUIPMENT
The following table summarizes the gross carrying amount, by type, accumulated depreciation, and right-of-use assets, which are included in Premises and equipment, net in the Consolidated Balance Sheets, as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Land	$13,413	$—
Building	13,420	—
Software	27,943	26,166
Leasehold improvements	7,543	7,484
Furniture and equipment	4,017	3,695
Tenant improvements	1,777	—
Assets in process	1,589	761
Premises and equipment	69,702	38,106
Right-of-use assets, operating leases	5,030	15,691
Accumulated depreciation	(26,855)	(23,034)
Premises and equipment, net	$47,877	$30,763
The Company recognized depreciation and amortization expense of $2.0 million and $3.9 million for the three and six months ended June 30, 2026, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense is included in Information technology and Occupancy expense in the Consolidated Statements of Income.

On April 30, 2026, the Company acquired the building which houses its corporate headquarters for $37.4 million cash consideration. Prior to the acquisition, the Company leased office space in the acquired building and had $9.7 million of right-of-use assets and $13.3 million of lease liabilities recognized in the Consolidated Balance Sheets. Upon the acquisition of the building, the Company derecognized the right-of-use assets and lease liabilities, and the $3.6 million net of the two was recognized as a reduction to the $37.4 million purchase price, resulting in a $33.9 million net carrying value of the assets acquired.
The following table summarizes the purchase price allocated to the acquired assets:

(in thousands)	April 30, 2026
Cash consideration	$37,440
Less: right-of-use-assets, net of lease liabilities	(3,576)
Purchase price to be allocated	$33,864

Allocation of purchase price:
Land	$13,413
Building	13,420
Tenant improvements	1,777
In-place lease intangibles	3,793
Above/below market rent intangibles	1,461
Total allocated purchase price	$33,864
See Note 8 – Goodwill and Other Intangible Assets and Note 9 – Leases for more information.
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following tables summarize the gross carrying amount and accumulated amortization, by type of amortizing other intangible asset, and the carrying amount of non-amortizing other intangible assets and goodwill, which are included in Goodwill and other intangible assets, net in the Consolidated Balance Sheets, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangible	$1,491	$(1,491)	$—
Customer relationship intangibles	18,742	(8,256)	10,486
In-place lease intangibles (1)	3,793	(359)	3,434
Above/below market rent intangibles (2)	1,461	(50)	1,411
Other	399	(399)	—
Total amortizing intangible assets	$25,886	$(10,555)	$15,331
Indefinite life intangible asset			2,114
Total intangible assets			17,445
Goodwill			18,519
Total goodwill and intangible assets, net			$35,964
__________________
(1)In-place lease intangible assets had a weighted-average remaining life of 4.8 years as of June 30, 2026.
(2)Above/below market rent intangible assets had a weighted-average remaining life of 4.9 years as of June 30, 2026.

	December 31, 2025
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangible	$1,491	$(1,491)	$—
Customer relationship intangibles	18,742	(7,690)	11,052
Other	399	(399)	—
Total amortizing intangible assets	$20,632	$(9,580)	$11,052
Indefinite life intangible asset			2,114
Total intangible assets			13,166
Goodwill			18,519
Total goodwill and intangible assets, net			$31,685
On April 30, 2026, the Company acquired the building which houses its corporate headquarters. In connection with the acquisition, the Company also assumed leases associated with other tenants of the building. The Company allocated $3.8 million to in-place lease intangible assets and $1.5 million to above/below market rate intangible assets, respectively, related to the leases assumed. See Note 7 – Premises and Equipment and Note 9 – Leases for more information.
The following table presents the estimated future amortization of amortizing intangible assets as of June 30, 2026:

(in thousands)	Amount
Remaining 2026	$1,262
2027	2,269
2028	2,050
2029	1,930
2030	1,302
Thereafter	6,518
Total amortizing intangible assets	$15,331
Amortization expense related to customer relationship intangible assets and in-place lease intangibles assets is included in Other non-interest expense in the Consolidated Statements of Income. The amortization of above/below market rent intangible assets is recognized as a net reduction to Rental income, which is included in Other non-interest income in the Consolidated Statements of Income.
NOTE 9 – LEASES
Lessee
The Company has six leases, all of which are currently classified as operating. The Company’s leased locations are primarily deposit production offices and branches, mostly located in the Washington, D.C. metro area. The corporate headquarters lease, located in Chevy Chase, Maryland was considered to be critical to the Company’s operations. On April 30, 2026, the Company acquired the building which houses its corporate headquarters. Prior to the acquisition, the Company leased three office spaces in the acquired building and had $9.7 million of right-of-use assets and $13.3 million of lease liabilities recognized in the Consolidated Balance Sheets. Upon the acquisition of the building, the Company derecognized the right-of-use assets and lease liabilities, and the $3.6 million net of the two was recognized as a reduction to the purchase price. No gain or loss was recognized related to the transaction. See Note 7 – Premises and Equipment and Note 8 – Goodwill and Other Intangible Assets for more information.

Some lease agreements include one or more options to renew, with renewal terms that can extend the original lease term from three years to five years. The Company currently does not believe it is reasonably certain it will exercise the renewal options for its leases, and therefore, the lease terms do not reflect any optional periods.
The following table provides information regarding the Company’s leases for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Components of operating lease expense:
Long-term lease expense	$428	$798	$1,175	$1,739
Short-term lease expense	$42	$19	$82	$38

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$465	$917	$1,347	$1,856
The following table provides information regarding the Company’s leases as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets	$5,030	$15,691
Operating lease liabilities	$5,867	$20,077

Other information related to leases:
Weighted-average remaining lease term of operating leases	6.8 years	6.2 years
Weighted-average discount rate of operating leases	3.69%	2.60%
The following table presents the maturities of the Company’s operating lease liabilities as of June 30, 2026, for the years indicated:

(in thousands)	Amount
Remaining 2026	$469
2027	959
2028	985
2029	962
2030	954
Thereafter	2,307
Total minimum lease payments	6,636
Less: present value discount	(769)
Operating lease liability	$5,867
Lessor
The Company acquired its headquarters office building, located in Chevy Chase, Maryland, on April 30, 2026 and assumed 15 lessor arrangements, consisting of commercial office and retail space, all of which are classified as operating leases. These lease agreements may include options to renew with renewal terms that can extend the original lease term for five years.

The Company recognized $1.4 million in lease income for each of the three and six months ended June 30, 2026. There was no lease income during the three and six months ended June 30, 2025.
The following table presents the maturities of the Company’s lease receivables as of June 30, 2026, for the years indicated:

(in thousands)	Amount
Remaining 2026	$2,972
2027	5,196
2028	4,839
2029	3,525
2030	2,372
Thereafter	5,451
Total lease payments	$24,355
NOTE 10 – DEPOSITS
Deposit balances as of June 30, 2026 and December 31, 2025, are presented in the following table:

(in thousands)	June 30, 2026	December 31, 2025
Non-interest-bearing deposits	$435,065	$372,444
Interest-bearing deposits:
Demand	284,748	275,259
Money market	1,394,865	1,206,544
Savings	3,878,206	3,500,532
Time deposits less than $250 thousand	1,100,398	1,242,892
Time deposits greater than $250 thousand	172,553	180,244
Total interest-bearing deposits	6,830,770	6,405,471
Total deposits	$7,265,835	$6,777,915
The following table presents the maturities of time deposits as of June 30, 2026, for the years indicated:

(in thousands)	Amount
Remaining 2026	$335,650
2027	688,728
2028	110,854
2029	112,334
2030	25,370
Thereafter	15
Total time deposits	$1,272,951
The Company’s time deposits of $250 thousand or greater represented 13.6% of total time deposits as of June 30, 2026, and are presented by maturity in the following table:

	Months to Maturity
(in thousands)	3 or Less	Over 3 to 6	Over 6 to 12	Over 12	Total
Time deposits greater than $250 thousand	$24,091	$36,968	$108,548	$2,946	$172,553

Deposits received in the ordinary course of business from related parties held as of June 30, 2026 and December 31, 2025, were $5.7 million and $5.2 million, respectively. See Note 19 – Related Party Transactions for more information.
NOTE 11 – BORROWED FUNDS
Subordinated Debt
The following table provides information on subordinated debt as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
2019 Notes, due in 2029 (1)	25,000	25,000
2021 Notes, due in 2032, 4.00%	125,000	125,000
Other subordinated debt, due in 2033 (2)	3,000	3,000
Less: debt issuance costs and discounts	(1,819)	(1,997)
Total subordinated debt	$151,181	$151,003
__________________
(1)Borrowings bore interest at an effective rate of 8.05% and 8.18% as of June 30, 2026 and December 31, 2025, respectively.
(2)Borrowings bore interest at an effective rate of 7.31% and 7.47% as of June 30, 2026 and December 31, 2025, respectively.
Other Borrowed Funds
As of June 30, 2026, the Company had an Advances and Security Agreement with the FHLB of Atlanta (“Advances and Security Agreement”) with a maximum borrowing capacity of $423.4 million. As of June 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Advances and Security Agreement. To borrow under the Advances and Security Agreement, the Company must secure the borrowings with qualifying assets. Under the terms of the Advances and Security Agreement, the Company is required to maintain sufficient collateral to secure these borrowings. As of June 30, 2026, the Company pledged eligible commercial real estate loans with a book value of $619.0 million, eligible multi-family loans with a book value of $78.1 million, eligible 1-4 family first mortgages with a book value of $5.6 million, and eligible home equity loans with a book value of $3.0 million to secure borrowings under the Advances and Security Agreement. The total collateral value assigned by the FHLB for these pledged investments and loans was $423.4 million.
As of June 30, 2026, the Company had a credit line with the Federal Reserve Bank (“FRB Credit Line”) with a maximum borrowing capacity of $1.9 billion. As of June 30, 2026 and December 31, 2025, there were no borrowings outstanding under the FRB Credit Line. To borrow under the FRB Credit Line, the Company must maintain sufficient loan collateral. As of June 30, 2026, the Company pledged commercial and industrial loans with a book value of $1.9 billion and construction loans with a book value of $168.2 million. The total collateral value assigned by the Federal Reserve Bank for these pledged loans was $1.9 billion.
The Company maintains unsecured Fed Funds facilities with three other financial institutions in the aggregate amount of $90.0 million. As of June 30, 2026 and December 31, 2025, there were no borrowings outstanding under these facilities. The Company periodically borrows on its Fed Funds facilities to test its borrowing capabilities and keep the funds available.
NOTE 12 – STOCKHOLDERS' EQUITY
The Company’s Articles of Incorporation authorizes 108,200,000 shares of stock, consisting of 51,600,000 shares of Voting Common Stock, par value $0.001 per share (“Voting Common Stock” or “Class A”) and 51,600,000 shares of Non-Voting Common Stock, par value $0.001 per share (“Non-Voting Common Stock” or “Class B” and, together with the Voting Common Stock, “common stock”) and 5,000,000 shares of preferred stock, par value $0.001 (“Preferred Stock”).
As of June 30, 2026, the Company had 28,949,031 shares of Voting Common Stock, 20,748,177 shares of Non-Voting Common Stock, and no shares of Preferred Stock issued and outstanding. During the three months ended

June 30, 2026, certain shareholders exercised their right to convert 494,374 shares of Non-Voting Common Stock to Voting Common Stock.
On June 11, 2026, the Company issued an additional 7,900,000 shares of Voting Common Stock for net proceeds of $131.0 million, net of offering costs of $11.2 million in connection with the Company’s IPO.
On July 14, 2026, the Company issued an additional 1,012,085 shares of Voting Common Stock for net proceeds of $17.1 million, net of offering costs of $1.1 million in connection with the exercise of the over allotment option.
Certain shares of common stock issued and outstanding include unvested restricted stock awards granted to employees. These restricted shares are legally issued and carry voting rights equivalent to vested shares of common stock, notwithstanding that such shares are subject to forfeiture until vesting conditions are satisfied. While these shares are considered legally outstanding and included within common stock outstanding, these shares are excluded from basic earnings per share and will be included within the diluted earnings per share calculation. See Note 15 – Stock-based Compensation and Note 18 – Earnings Per Common Share for more information.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
The Company’s Accumulated other comprehensive income/(loss) is comprised of unrealized gains and losses associated with investment securities available for-sale. Gains and losses on investment securities available-for-sale are reclassified to earnings as the gains or losses are realized.
The following table presents the activity in Accumulated other comprehensive income/(loss) for the three and six months ended June 30, 2026 and 2025:

(in thousands)	Total	Tax Effect	Net
Investment securities available-for-sale:
Balance as of March 31, 2026	$(3,214)	$834	$(2,380)
Unrealized losses, net	(4,837)	1,249	(3,588)
Reclassification of net losses on investments available-for-sale to earnings	—	—	—
Balance as of June 30, 2026	$(8,051)	$2,083	$(5,968)

Balance as of March 31, 2025	$1,169	$(293)	$876
Unrealized losses, net	(2,511)	640	(1,871)
Reclassification of net losses on investments available-for-sale to earnings	—	—	—
Balance as of June 30, 2025	$(1,342)	$347	$(995)

Balance as of December 31, 2025	$4,075	$(1,051)	$3,024
Unrealized losses, net	(12,126)	3,134	(8,992)
Balance as of June 30, 2026	$(8,051)	$2,083	$(5,968)

Balance as of December 31, 2024	$(596)	$153	$(443)
Unrealized gains, net	448	(107)	341
Reclassification of net gains on investments available-for-sale to earnings	(1,194)	301	(893)
Balance as of June 30, 2025	$(1,342)	$347	$(995)

NOTE 14 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company enters into commitments to extend credit and standby letters of credit to meet the financing needs of its customers. For a description of the Company's accounting policy for off-balance sheet instruments, refer to Note 1 - Significant Accounting Policies to the annual Consolidated Financial Statements included in the Company's Registration Statement on Form S-1.
A summary of the net commitment available to fund financial instruments with off-balance sheet credit risk as of June 30, 2026 and December 31, 2025 is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Commercial real estate development and construction	$201,042	$179,439
Residential real estate development and construction	—	682
Lines of credit, primarily business lines	867,830	606,921
Standby letters of credit	9,893	20,195
Total commitments to extend credit and available lines of credit	$1,078,765	$807,237
As of June 30, 2026 and December 31, 2025, the total reserve for unfunded commitments was $3.6 million and $2.7 million, respectively, which is included in Other liabilities in the Consolidated Balance Sheets.
The following table summarizes the provision for credit losses on unfunded commitments for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Provision for credit losses on unfunded commitments	$1,378	$955	$982	$933
The provision for credit losses on unfunded commitments is included in Provision for credit losses in the Consolidated Statements of Income.
The Company is involved in various legal actions arising in the ordinary course of business. The Company’s evaluation has resulted in none being expected to result in a loss contingency.
NOTE 15 – STOCK-BASED COMPENSATION
As of June 30, 2026, the Company had the 2026 Omnibus Incentive Plan (“2026 Plan”), and the Employee Stock Purchase Program (“ESPP”), which were both effective as of June 11, 2026, and the Company’s 2014 Stock Incentive Plan (the “2014 Plan”).
The 2026 Plan allows the Company to grant stock-based awards, including restricted stock awards, restricted stock units, stock options, stock appreciation rights, stock bonuses, and other stock-based awards. At adoption, the 2026 Plan allowed for 5,268,702 shares of Voting Common Stock to be issued, and will terminate on June 11, 2036, ten years following the effective date. The total shares of Voting Common Stock available under the 2026 Plan is subject to an annual increase. As of June 30, 2026, there were 5,231,676 shares remaining to be issued under the 2026 Plan.
The 2014 Plan was adopted on June 25, 2014, and has a termination date of March 27, 2036, with 351,204 shares remaining unissued under the 2014 Plan. Effective as of June 11, 2026, the Company does not intend to grant additional share-based awards under the 2014 Plan, however, all awards granted under the 2014 Plan will continue to be administered under the 2014 Plan until all awards are vested, forfeited or exercised.
Subject to the Board declaring an offering, the ESPP allows employees to participate in the ownership of the Company by providing employees, excluding highly-compensated employees, an opportunity to purchase shares of

Voting Common Stock at a discount. At adoption, the ESPP allows for 987,881 shares of Voting Common Stock to be purchased, and may be terminated at any time by the administrator. The total shares of Voting Common Stock available for purchase under the ESPP is subject to an annual increase. To participate, employees must meet minimum service requirements, including years of prior service, and ongoing annual and weekly service thresholds. Eligible employees may elect to defer between 1% and 15% of their eligible compensation for the purchase of Voting Common Stock during offering periods. The offering periods and purchase price, which are both subject to certain limitations, will be established at the discretion of the Company. As of June 30, 2026, no offerings have been declared under the ESPP.
The Company believes that share-based compensation better aligns the interests of its employees with those of its stockholders. For a description of the terms of the 2014 Plan, 2026 Plan, and ESPP, refer to the Company's Registration Statement on Form S-1.
Stock-based compensation expense is recognized using the graded method over the vesting period of the stock option, restricted stock award, or restricted stock unit granted. During the three and six months ended June 30, 2026, expense of $4.5 million and $7.3 million, respectively, was recognized associated with stock options, restricted stock awards, and restricted stock units. During the three and six months ended June 30, 2025, expense of $2.2 million and $4.3 million, respectively, was recognized associated with stock options and restricted stock awards.
Stock Options
Stock option awards are granted with an exercise price equal to the fair value of the Company’s Voting Common Stock at the date of grant; those option awards vest based on one to five years of continuous service and have 10-year contractual terms. Certain options provide for accelerated vesting if there is a change in control or other qualifying events. Stock options issued can require meeting certain performance criteria prior to exercise.
The fair values of options granted during the six months ended June 30, 2026 and June 30, 2025, were determined using the Black-Scholes option-pricing model. For stock options that are subject to exercise conditions in addition to the grant date exercise price, the Black-Scholes option pricing model was used in conjunction with (i) a Monte Carlo Simulation model for determining stock price values and (ii) probability weights for scenarios where the Company either remains independent or is acquired. The description of the exercise conditions that apply to certain series of options is more fully described in the 2014 Plan.
The following table presents the assumptions used to determine the fair value of the options granted during the six months ended June 30, 2026 and 2025:

	June 30, 2026		June 30, 2025
	Black-Scholes	Monte Carlo	Black-Scholes	Monte Carlo
Volatility	45%	45%	40%	40%
Expected dividend yield	—%	—%	—%	—%
Expected term	6.5 years	1.75 - 10.0 years	6.5 years	2.25 - 10.0 years
Risk-free rate	3.89%	3.47% - 4.18%	4.46%	4.25% - 4.58%
An active market for the Company’s common stock did not exist until the completion of the Company’s IPO on June 11, 2026, therefore the expected volatility in the tables above is based on the average annual historical volatility of common stock for comparable public banks in the banking industry. The estimated option life is derived from the “simplified method” formula, or from simulation results for options valued using Monte Carlo Simulation. The risk-free rate is based upon the U.S. Treasury note rate in effect at the time of grant. The expected dividend yield is based upon implied and historical dividend declarations.

A summary of the activity of options outstanding for the six months ended June 30, 2026, is presented in the following table:

(dollars in thousands, except per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	9,809,692	$14.61	5.6 years	$54,150
Granted	85,000	$20.13
Outstanding as of March 31, 2026	9,894,692	$14.82	5.4 years	$52,577
Granted	61,000	$19.43
Exercised	(36,400)	$15.17		$180
Forfeited or expired	(11,200)	$12.63
Outstanding as of June 30, 2026	9,908,092	$14.84	5.1 years	$34,426

Exercisable as of June 30, 2026	7,119,326	$15.23	4.9 years	$21,771
Of the 9,908,092 outstanding options, 2,335,736 options with a weighted average exercise price of $13.00 were subject to conditions with respect to stock price levels that must be satisfied to exercise the options, as more fully described in the 2014 Plan.
A summary of the activity of unvested stock options for the six months ended June 30, 2026, is presented in the following table:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	2,233,040	$4.49
Granted	85,000	$10.17
Vested	(135,500)	$4.92
Unvested as of March 31, 2026	2,182,540	$4.69
Granted	61,000	$9.77
Vested	(1,637,640)	$4.10
Forfeited	(11,200)	$4.01
Unvested as of June 30, 2026	594,700	$6.83
The total fair value of stock options vested was $6.7 million and $7.4 million during the three and six months ended June 30, 2026, and $6.7 million and $7.4 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, there was $2.6 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Awards
The Company granted 1,124,985 restricted stock awards during the six months ended June 30, 2026. The restricted stock awards granted during the six months ended June 30, 2026 vest over three years.

The following table summarizes the unvested restricted stock awards activity for the six months ended June 30, 2026:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	396,022	$16.76
Granted	181,860	$20.13
Vested	(91,532)	$16.78
Unvested as of March 31, 2026	486,350	$18.02
Granted	943,125	$19.43
Forfeited	(3,488)	$17.96
Unvested as of June 30, 2026	1,425,987	$18.95
As of June 30, 2026, there was $20.9 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units
The Company granted 37,026 restricted stock units during the six months ended June 30, 2026. The restricted stock units granted during the six months ended June 30, 2026 vest over 1.3 years.
The following table summarizes the unvested restricted stock units activity for the six months ended June 30, 2026:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	—	$—

Unvested as of March 31, 2026	—	$—
Granted	37,026	$18.00
Unvested as of June 30, 2026	37,026	$18.00
As of June 30, 2026, there was $0.6 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.2 years.
NOTE 16 – EMPLOYEE BENEFIT PLANS
As of June 30, 2026, the Company maintained a 401(k) plan, adopted by the Bank (the “401(k) Plan”), a multiple employer plan covering all full-time and part-time employees. Employees become eligible to participate in the 401(k) Plan on the first day of the month that is thirty days after their hire date. Under the 401(k) Plan, a participant may elect to contribute up to 80% of their compensation to the extent the total dollar amount is permitted by law. Under the terms of the 401(k) Plan, the Company will make a matching contribution of 100% up to 4% of employee compensation. Both employee contributions and employer matching contributions vest immediately. The Company made matching contributions of $1.1 million and $1.7 million during the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.6 million during the three and six months ended June 30, 2025, respectively. The Company may also make discretionary contributions for each participant. The amount of discretionary contribution, if any, is determined on an annual basis by the Company’s Board of Directors. No discretionary contributions were made by the Company during the three and six months ended June 30, 2026 and 2025.

NOTE 17 – OTHER NON-INTEREST INCOME AND NON-INTEREST EXPENSE
The following tables present selected components of other non-interest income and other non-interest expense for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Trust administration	$7,324	$—	$11,588	$—
Rental income	1,225	—	1,225	—
Net fee on FHA/HUD originations	996	2,277	1,262	5,536
Program fees	492	1,087	1,084	2,083
Deposit fees	439	263	743	519
Other non-interest income	(137)	(189)	(893)	(91)
Total other non-interest income	$10,339	$3,438	$15,009	$8,047

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Referral fees	$323	$523	$683	$988
Other non-interest expense	3,891	3,548	6,530	5,908
Total other non-interest expense	$4,214	$4,071	$7,213	$6,896
NOTE 18 – EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per Voting and Non-voting common share for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30, 2026		June 30, 2025
(in thousands, except share and per share data)	Voting	Non-Voting	Voting	Non-Voting
Basic Earnings Per Common Share:
Net income	$2,069	$2,053	$7,134	$7,975
Weighted-average shares - basic	21,175,037	21,014,378	19,000,131	21,242,551
Basic earnings per common share	$0.10	$0.10	$0.38	$0.38
Diluted Earnings Per Common Share:
Net income	$2,176	$1,946	$7,335	$7,774
Weighted-average shares - basic	21,175,037	21,014,378	19,000,131	21,242,551
Effect of dilutive securities - stock options and restricted stock awards	2,323,285	—	1,042,752	—
Weighted-average shares - diluted	23,498,322	21,014,378	20,042,883	21,242,551
Diluted earnings per common share	$0.09	$0.09	$0.37	$0.37

The following table presents the calculation of basic and diluted earnings per Voting and Non-voting common share for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30, 2026		June 30, 2025
(in thousands, except share and per share data)	Voting	Non-Voting	Voting	Non-Voting
Basic Earnings Per Common Share:
Net income	$7,569	$8,185	$12,385	$13,851
Weighted-average shares - basic	20,120,097	21,127,834	18,993,327	21,242,551
Basic earnings per common share	$0.38	$0.39	$0.65	$0.65
Diluted Earnings Per Common Share:
Net income	$7,983	$7,771	$12,769	$13,467
Weighted-average shares - basic	20,120,097	21,127,834	18,993,327	21,242,551
Effect of dilutive securities - stock options and restricted stock awards	2,224,165	—	1,164,416	—
Weighted-average shares - diluted	22,344,262	21,127,834	20,157,743	21,242,551
Diluted earnings per common share	$0.36	$0.37	$0.63	$0.63
The Company has two classes of common stock, Voting and Non-voting, which are participating securities. Earnings are allocated to each class based on their respective participation rights, and basic and diluted earnings per share are presented under the two-class method in accordance with ASC 260. All potentially dilutive shares have voting rights, and net income has been reallocated to reflect the incremental dilutive voting shares.
Diluted weighted-average shares outstanding includes 2,323,285 and 2,224,165 incremental common stock equivalents related to stock options, restricted stock awards, and restricted stock units as calculated under the treasury-stock method for the three and six months ended June 30, 2026, respectively, as the stock options and restricted stock awards are not considered participating securities. Diluted weighted-average shares outstanding includes 1,042,752 and 1,164,416 incremental common stock equivalents related to stock options and restricted stock awards as calculated under the treasury-stock method for the three and six months ended June 30, 2025, respectively, as the stock options and restricted stock awards are not considered participating securities.
For the three and six months ended June 30, 2026, 21,966 shares and 20,438 shares, respectively, of common stock equivalents were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2025, 18,320 shares and 19,684 shares, respectively, of common stock equivalents were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Additionally, for the three and six months ended June 30, 2026 and 2025, 2,335,736 stock options and 2,325,336 stock options, respectively, with unresolved substantive contingencies that must be satisfied before shares can be exercised and issued, and therefore do not represent potential shares of common stock, have been excluded from the weighted-average shares outstanding to calculate basic and diluted earnings per common share.
As of June 30, 2026 and 2025, 1,463,013 shares and 386,522 shares, respectively, of unvested restricted stock awards with voting rights are included in outstanding shares of common stock on the Consolidated Statements of Changes in Stockholders’ Equity, but are excluded from the calculation of basic earnings per share.

NOTE 19 – RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may make loans to and receive deposits from related parties, which primarily includes principal officers and directors, and their affiliates. The Company had no loans outstanding to related parties as of June 30, 2026 and December 31, 2025. The aggregate amounts of deposits from related parties as of June 30, 2026 and December 31, 2025, was $5.7 million and $5.2 million, respectively. For more information on the activity of loans and deposits with related parties, see Note 4 – Loans and Note 10 – Deposits, respectively.
The Company has a related party relationship with BancAlliance because certain employees of the Company also hold officer roles with BancAlliance, and a subsidiary of the Company serves as the asset manager of BancAlliance members. The Company sources loans for its own balance sheet and makes those loans available for sale through the BancAlliance program. Loans sold to BancAlliance are immediately sold to members in the program with terms of loan sales, including pricing, dictated by a Master Participation Agreement for the program that applies the same to all members of BancAlliance. BancAlliance is a pass-through participant and does not incur an economic or accounting impact from the program.
Transactions with BancAlliance for the three and six months ended June 30, 2026 and 2025, and amounts due from BancAlliance as of June 30, 2026 and December 31, 2025, are presented in the following tables:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Loans sold to BancAlliance	$40,919	$84,884	$77,195	$138,157
Net gains realized on loans sold to BancAlliance	$256	$498	$482	$891
As of June 30, 2026 and December 31, 2025, the amounts due from BancAlliance related to funding and expense advancements were $3.4 million and $6.0 million, respectively.
In the ordinary course of business, the Company incurs expenses from transactions with vendors who are considered related parties. These transactions resulted in a non-material amount of expense for the three and six months ended June 30, 2026 and 2025.
NOTE 20 – REGULATORY MATTERS
The Company and the Bank are subject to regulatory capital requirements administered by federal and state banking agencies. As of June 30, 2026 and December 31, 2025, each of the Company and the Bank qualified as a community banking organization under the community bank leverage ratio ("CBLR") framework and elected to measure capital adequacy under that framework. Effective July 1, 2026, the required minimum capital level under CBLR decreased from 9% to 8%. For a description of the CBLR framework, discussion of the changes effective July 1, 2026, and applicable capital requirements, refer to Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Capital Resources within this Quarterly Form 10-Q.

The following table presents as of June 30, 2026 and December 31, 2025, the Company’s and the Bank’s actual and required capital amounts and leverage ratios. The table also includes the actual amounts and risk-weighted ratios, which the Company has opted to disclose as of June 30, 2026 and December 31, 2025, although they are not required under the CBLR framework:

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions (CBLR Framework)
(dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2026:
Required under CBLR framework:
Tier 1 leverage ratio:
Company	$841,241	10.38%	$729,154	9.00%
Bank	$909,300	11.24%	$727,930	9.00%
Optional under CBLR framework:
Total capital to risk-weighted assets ratio:
Company	$1,041,003	16.05%	N/A	N/A
Bank	$967,774	14.98%	N/A	N/A
Tier 1 capital to risk-weighted assets ratio:
Company	$841,241	12.97%	N/A	N/A
Bank	$909,300	14.08%	N/A	N/A
Common Equity Tier 1 to risk weighted-assets ratio:
Company	$841,241	12.97%	N/A	N/A
Bank	$909,300	14.08%	N/A	N/A

As of December 31, 2025:
Required under CBLR framework:
Tier 1 leverage ratio:
Company	$748,650	9.79%	$688,367	9.00%
Bank	$848,960	11.11%	$687,907	9.00%
Optional under CBLR framework:
Total capital to risk-weighted assets ratio:
Company	$934,965	15.89%	N/A	N/A
Bank	$894,305	15.14%	N/A	N/A
Tier 1 capital to risk-weighted assets ratio:
Company	$748,650	12.72%	N/A	N/A
Bank	$848,960	14.37%	N/A	N/A
Common Equity Tier 1 to risk weighted-assets ratio:
Company	$748,650	12.72%	N/A	N/A
Bank	$848,960	14.37%	N/A	N/A

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures certain assets and liabilities at fair value using a three-level hierarchy that prioritizes observable inputs. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than Level 1 prices, such as quoted prices for similar assets, interest rates, prepayment speeds, and credit risk factors. Level 3 inputs are unobservable inputs based on the Company's own assumptions about market participant pricing. For a complete description of the Company's fair value hierarchy and valuation methodologies, refer to Note 21 - Fair Value of Financial Instruments to the annual Consolidated Financial Statements included in the Company's Registration Statement on Form S-1. There have since been no significant changes to the methodologies.
The following tables summarize financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale:
U.S. Treasury and government agencies	$695,844	$—	$—	$695,844
Residential agency mortgage-backed	—	312,973	—	312,973
Commercial agency mortgage-backed	—	182,856	—	182,856
Municipal bonds	—	8,635	—	8,635
Other	—	7,301	3,056	10,357
Total investment securities available-for-sale	695,844	511,765	3,056	1,210,665
Loans held-for-sale at fair value	—	—	54,379	54,379
Loans held for investment at fair value	—	—	3,481	3,481
Total assets	$695,844	$511,765	$60,916	$1,268,525

Liabilities
Total liabilities	$—	$—	$—	$—

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale:
U.S. Treasury and government agencies	$958,347	$—	$—	$958,347
Residential agency mortgage-backed	—	139,077	—	139,077
Commercial agency mortgage-backed	—	136,070	—	136,070
Municipal bonds	—	8,635	—	8,635
Other	—	7,283	5,475	12,758
Total investment securities available-for-sale	958,347	291,065	5,475	1,254,887
Loans held-for-sale at fair value	—	—	62,251	62,251
Loans held for investment at fair value	—	—	4,645	4,645
Total assets	$958,347	$291,065	$72,371	$1,321,783

Liabilities
Total liabilities	$—	$—	$—	$—
The following tables present a reconciliation of the assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30, 2026
		Additions	Sales	Pay-downs/ Maturities/ Calls	Transfers	Realized and Unrealized Gain/(Loss) included in:
(in thousands)	Balance as of March 31, 2026					Earnings	Other Comprehensive Loss	Balance as of June 30, 2026
Assets
Investment securities available-for-sale - Other	$3,028	$—	$—	$—	$—	$—	$28	$3,056
Loans held-for-sale at fair value	57,817	—	—	(4,839)	—	1,401	—	54,379
Loans held for investment at fair value	4,555	—	—	(1,753)	—	679	—	3,481
Total Level 3 assets	$65,400	$—	$—	$(6,592)	$—	$2,080	$28	$60,916
Liabilities
Total Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—

	For the Three Months Ended
	June 30, 2025
		Additions	Sales	Pay-downs/ Maturities/ Calls	Transfers	Realized and Unrealized Gain/(Loss) included in:
(in thousands)	Balance as of March 31, 2025					Earnings	Other Comprehensive Income	Balance as of June 30, 2025
Assets
Investment securities available-for-sale - Other	$5,533	$—	$—	$—	$—	$—	$(221)	$5,312
Loans held-for-sale at fair value	102,765	8,938	(7,755)	(21,870)	(157)	(409)	—	81,512
Loans held for investment at fair value	6,685	—	—	(890)	157	48	—	6,000
Total Level 3 assets	$114,983	$8,938	$(7,755)	$(22,760)	$—	$(361)	$(221)	$92,824
Liabilities
Total Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—
During the three months ended June 30, 2026 and 2025, the Company did not transfer any assets to or from Level 3.
The following tables present a reconciliation of the assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30, 2026
		Additions	Sales	Pay-downs/ Maturities/ Calls	Transfers	Realized and Unrealized Gain/(Loss) included in:
(in thousands)	Balance as of December 31, 2025					Earnings	Other Comprehensive Loss	Balance as of June 30, 2026
Assets
Investment securities available-for-sale - Other	$5,475	$—	$—	$(2,473)	$—	$—	$54	$3,056
Loans held-for-sale at fair value	62,251	2,414	(118)	(10,999)	(151)	982	—	54,379
Loans held for investment at fair value	4,645	504	—	(2,457)	151	638	—	3,481
Total Level 3 assets	$72,371	$2,918	$(118)	$(15,929)	$—	$1,620	$54	$60,916
Liabilities
Total Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—

	For the Six Months Ended
	June 30, 2025
		Additions	Sales	Pay-downs/ Maturities/ Calls	Transfers	Realized and Unrealized Gain/(Loss) included in:
(in thousands)	Balance as of December 31, 2024					Earnings	Other Comprehensive Income	Balance as of June 30, 2025
Assets
Investment securities available-for-sale - Other	$5,465	$—	$—	$—	$—	$—	$(153)	$5,312
Loans held-for-sale at fair value	108,575	15,187	(10,790)	(31,530)	(157)	227	—	81,512
Loans held for investment at fair value	7,081	—	—	(1,215)	157	(23)	—	6,000
Total Level 3 assets	$121,121	$15,187	$(10,790)	$(32,745)	$—	$204	$(153)	$92,824
Liabilities
Total Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—
See Note 4 – Loans for more information regarding realized and unrealized gains and losses on loans. Unrealized losses on investment securities available-for-sale are included in Net change in unrealized gain on investments available-for-sale in the Consolidated Statements of Comprehensive Income.
During the six months ended June 30, 2026 and 2025, the Company did not transfer any assets to or from Level 3.
The following tables present the quantitative inputs used in determining the fair value of the Company’s Level 3 assets measured on a recurring basis as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	Fair value as of June 30, 2026	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Investment securities available-for-sale - Other	$3,056	Discounted Cash Flow	Discount Rate	8.0% - 8.0% (8.0%)

Loans held-for-sale at fair value	$47,898	Market Observations	Market (Premium)/Discount	(0.4)% - 12.5% (2.6%)
Loans held-for-sale at fair value	6,481	Discounted Cash Flow	Discount for Risk of Non-Payment	23.2% - 50.7% (30.5%)
			Discount Rate	8.9% - 11.8% (9.4%)
Total loans held-for-sale at fair value	$54,379

Loans held for investment at fair value	$2,379	Market Observations	Market (Premium)/Discount	(0.4)% - 12.5% (1.7%)
Loans held for investment at fair value	1,102	Discounted Cash Flow	Discount for Risk of Non-Payment	23.2% - 50.7% (38.5%)
			Discount Rate	8.9% - 11.8% (9.6%)
Total loans held for investment at fair value	$3,481
__________________
(1)Weighted averages are calculated by using the product of the inputs multiplied by the relative fair values of the instruments.

(dollars in thousands)	Fair value as of December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Investment securities available-for-sale - Other	$5,475	Discounted Cash Flow	Discount Rate	7.5% - 7.6% (7.5%)

Loans held-for-sale at fair value	$58,059	Market Observations	Market (Premium)/Discount	(1.4)% - 7.6% (2.3%)
Loans held-for-sale at fair value	4,192	Discounted Cash Flow	Discount for Risk of Non-Payment	10.0% - 40.0% (30.6%)
			Discount Rate	9.3% - 11.8% (10.0%)
Total loans held-for-sale at fair value	$62,251

Loans held for investment at fair value	$3,853	Market Observations	Market (Premium)/Discount	(1.4)% - 7.6% (0.8%)
Loans held for investment at fair value	792	Discounted Cash Flow	Discount for Risk of Non-Payment	10.0% - 40.0% (28.2%)
			Discount Rate	9.3% - 11.8% (10.4%)
Total loans held for investment at fair value	$4,645
__________________
(1)Weighted averages are calculated by using the product of the inputs multiplied by the relative fair values of the instruments.
Certain assets are measured at fair value on a nonrecurring basis; that is, not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025, are presented in the following tables:

	June 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral-dependent loans	$—	$—	$56,122	$56,122
Impaired loans	—	—	11,478	11,478
OREO	—	—	4,642	4,642
Total	$—	$—	$72,242	$72,242

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral-dependent loans	$—	$—	$49,682	$49,682
Impaired loans	—	—	14,017	14,017
OREO	—	—	8,729	8,729
Total	$—	$—	$72,428	$72,428
As of June 30, 2026 and December 31, 2025, the Company’s investment in collateral-dependent loans included individual credit loss allowances of $1.6 million and zero, respectively. As of June 30, 2026 and December 31, 2025, the Company’s investment in impaired loans included individual credit loss allowances of $0.9 million and $2.2 million, respectively. As of June 30, 2026 and December 31, 2025, the Company’s investment in OREO assets included cumulative unrealized fair value adjustment losses of $2.2 million and $1.8 million, respectively, which are recognized in Other non-interest income in the Consolidated Statements of Income.
Collateral-dependent loans are reported at fair value using the fair value of collateral less estimated selling costs. Although appraisals are obtained on collateral-dependent loans, the appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the borrower’s business, and therefore they are classified as Level 3.
Impaired loans are reported at fair value using the present value of expected cash flows. For impairments based on cash flow methodology, the discount rate is based on observable inputs, however the determination of cash flows requires management’s judgment, and therefore they are classified as Level 3.
OREO assets have been valued using a market approach. The values were determined using market prices or similar real estate assets based on an independent appraisal, and adjusted for estimated selling costs. These estimates require management’s judgment, and therefore they are classified as Level 3.
The Company discloses the fair value of financial instruments not measured at fair value on a recurring basis based on the exit price notion. Where quoted market prices are unavailable, fair values are estimated using discounted cash flow models based on observable inputs (Level 2) or unobservable inputs (Level 3). For further information on the Company's fair value methodology, refer to Note 21 - Fair Value of Financial Instruments to the annual Consolidated Financial Statements included in the Company's Registration Statement on Form S-1.
The estimated fair values of the Company’s financial instruments were as follows as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash, cash equivalents and restricted cash	$834,716	$834,716	$834,716	$—	$—
Investment securities available-for-sale, at fair value	1,210,665	1,210,665	695,844	511,765	3,056
Investment securities held-to-maturity, at amortized cost	48,634	48,831	—	33,591	15,240
Loans held-for-sale, at fair value	54,379	54,379	—	—	54,379
Loans held-for-sale, at lower of cost or fair value	411,095	411,146	—	—	411,146
Loans held for investment, at fair value	3,481	3,481	—	—	3,481
Loans held for investment, at amortized cost	5,541,251	5,547,241	—	—	5,547,241
Other earning assets	50,479	46,745	—	—	46,745
Accrued interest receivable	46,445	46,445	46,445	—	—
Financial liabilities:
Time deposits	$1,272,951	$1,274,054	$—	$1,274,054	$—
Other deposits	5,992,884	5,992,884	5,992,884	—	—
Subordinated debt, net	151,181	151,662	—	151,662	—

	December 31, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash, cash equivalents and restricted cash	$648,715	$648,715	$648,715	$—	$—
Investment securities available-for-sale, at fair value	1,254,887	1,254,887	958,347	291,065	5,475
Investment securities held-to-maturity, at amortized cost	48,834	50,475	—	34,936	15,539
Loans held-for-sale, at fair value	62,251	62,251	—	—	62,251
Loans held-for-sale, at lower of cost or fair value	317,411	317,411	—	—	317,411
Loans held for investment, at fair value	4,645	4,645	—	—	4,645
Loans held for investment, at amortized cost	5,169,248	5,213,899	—	—	5,213,899
Other earning assets	55,928	54,023	—	—	54,023
Accrued interest receivable	55,155	55,155	55,155	—	—
Financial liabilities:
Time deposits	$1,423,136	$1,431,710	$—	$1,431,710	$—
Other deposits	5,354,779	5,354,779	5,354,779	—	—
Subordinated debt, net	151,003	146,547	—	146,547	—

Item 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with Forbright, Inc.’s consolidated financial statements and the related notes appearing elsewhere in this “Report and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section included in Forbright, Inc’s Registration Statement on Form S-1 with the Securities and Exchange Commission. This discussion and analysis contain forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Report, may cause actual results to differ materially from those forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
The following discussion presents management’s perspective on our historical results of operations and financial condition on a consolidated basis. Because we conduct all our material business and business operations through the Bank, and its subsidiaries, the discussion and analysis primarily focus on activities conducted at the Bank subsidiary level.
OVERVIEW
Forbright, Inc. (the “Parent”), along with its subsidiaries (“Forbright,” the “Company,” “we,” “our,” “us,” or similar terms) operates at the intersection of two powerful, structural forces reshaping the U.S. banking sector: the rapidly evolving needs of the $10 trillion national middle market and the broadly accelerating shift toward digital-first banking. Together, these trends have created a distinctive opportunity for the establishment and growth of a category-defining bank of the future, combining modern technology, differentiated lending and deposit products, and scaled fee-based businesses to serve dynamic middle-market companies and consumers.
Forbright offers a modern financial services platform spanning nationwide middle-market lending, digital consumer banking, strategic advisory and asset management services. We trace our history back to Congressional Bank, established in 2003, but our period of growth and modernization began in 2020 when John Delaney returned from public service to the private sector to lead a $369 million capital infusion in 2021 as well as the reimagining and rebranding of the Company to support our new growth strategy. A key to our success in building Forbright has been management’s differentiated ability to leverage its experience and relationships to attract and retain world-class talent aligned with our mission.
We believe our business model represents a significant evolution of the traditional commercial banking paradigm, which is often largely limited by geographic footprint and relies on non-interest-bearing deposit funding that has come under structural pressure as depositors have increasingly sought yield-bearing alternatives in the recent high interest-rate environment. We function as a precision-guided platform designed to deliver substantial value to customers across both the asset and liability sides of our balance sheet, while maximizing returns for our stockholders. From December 31, 2020 to December 31, 2025, consolidated assets grew from $1.9 billion to $7.9 billion and net income grew from $12.2 million to $87.9 million. As of June 30, 2026, consolidated assets were $8.5 billion and for the six months ended June 30, 2026 net income was $15.8 million.
During the periods presented, our business strategy focused on balance sheet growth, managing credit risk, expansion of lending activities on a national basis, diversifying our funding sources, and maintaining capital and liquidity levels that support these objectives.
Our discussion and analysis of results of operations and financial condition is intended to provide the reader with information that will assist in the understanding of our business, results of operations, financial condition, changes in key items in our financial statements from period to period, and the primary factors that we use to evaluate our business.

CRITICAL ACCOUNTING ESTIMATES
We prepare our Consolidated Financial Statements according to GAAP. Preparing these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities on the balance sheet and the reported amounts of revenues and expenses during the reporting period on the statement of income. Our most significant critical accounting estimate relates to the ACL, which represents management’s estimate of expected lifetime credit losses on loans held for investment at amortized cost, held-to-maturity securities, and financing receivables held for investment at amortized cost, and is determined using historical loss experience, current conditions, and reasonable and supportable forecasts, with accrued interest receivable excluded from the measurement. We also apply significant judgment in assessing the realizability of the net operating loss portion of our deferred tax assets, which depend primarily on our ability to generate sufficient future taxable income and may be affected by changes in operating results, tax laws, or other assumptions.
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-1.
NON-GAAP FINANCIAL MEASURES
This Report contains “non-GAAP financial measures” within the meaning of Item 10(e) of Regulation S-K. Non-GAAP financial measures are financial measures that are not presented in accordance with GAAP. We use these non-GAAP financial measures in the internal evaluation of our performance and management of our business as well as to explain our results of operations to stockholders and the wider investment community. The following non-GAAP financial measures appear in this Report:
•Tangible common equity - We calculate tangible common equity by deducting goodwill and other intangible assets from stockholder’s equity.
•Tangible common equity per common share - We calculate tangible common equity per common share by dividing tangible common equity, as defined above, by our total common shares outstanding for the period, excluding the dilutive effect of outstanding stock options and restricted stock units, and including the effect of outstanding shares from restricted stock awards.
•Return on average tangible common equity - We calculate return on average tangible common equity by dividing net income for the period plus intangible asset amortization on an after-tax basis, by average tangible common equity over the same period. Adjusted net income, used for the calculation of return on average tangible common equity, is calculated by deducting the tax effected amount of intangible asset amortization from net income.
•Non-core gains/(losses) on sales of loans and investment securities, net - We calculate non-core gains/(losses) on sales of loans and investment securities, net by deducting gains from sales of loans to Alliance Partners from gains/(losses) on sales of loans and investment securities, net, as reported on the Consolidated Statements of Income.
•Core and non-core non-interest income - Core non-interest income equals total non-interest income less (a) non-core gains/(losses) on sales of loan and investment securities, net, (b) unrealized gains on loans and financing receivables, net, (c) rental income and (d) other income. Non-core non-interest income equals total non-interest income less core non-interest income.
•Adjusted total revenue - We calculate adjusted total revenue by deducting non-core non-interest income from total revenue.
•Pre Provision Net Revenue - We calculate pre provision net revenue by adding provision for credit losses to income before income taxes.
We believe that these non-GAAP financial measures and the information they provide are useful to investors because these measures allow investors to view our performance in the same manner our management evaluates performance. Although we believe these non-GAAP financial measures are useful in evaluating our performance, these non-GAAP financial measures should not be considered in isolation or as a substitution for the most directly comparable or other financial measures presented in this Report under GAAP. Additionally, the manner in which we calculate these non-GAAP financial measures may be different from how other companies calculate financial measures with similar names.

	As of and For the Three Months Ended		As of and For the Six Months Ended
(dollars in thousands, except per share data)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Tangible common equity
Stockholders’ equity (GAAP)	$967,163	$831,195	$967,163	$752,296
Less:
Goodwill	18,519	18,519	18,519	18,519
Other intangible assets	17,445	12,883	17,445	13,847
Tangible common equity (non-GAAP)	$931,199	$799,793	$931,199	$719,930

Total common shares outstanding	49,697,208	40,847,557	49,697,208	40,658,442

Stockholders’ equity per total common share outstanding (GAAP)	$19.46	$20.35	$19.46	$18.50
Tangible common equity per total common share outstanding (non-GAAP)	$18.74	$19.58	$18.74	$17.71

Return on average tangible common equity
Average stockholders equity (GAAP)	$872,759	$839,162	$855,958	$748,175
Less:
Average goodwill	18,519	18,519	18,519	18,519
Average other intangible assets	12,839	13,069	12,953	14,239
Average tangible common equity (non-GAAP)	$841,401	$807,574	$824,486	$715,417

Net income (GAAP)	$4,122	$11,632	$15,754	$26,236
Add:
Intangible asset amortization, net of tax	476	210	686	505
Adjusted net income (non-GAAP)	$4,598	$11,842	$16,440	$26,741

Return on average stockholders’ equity (GAAP)	1.89%	5.62%	3.71%	7.07%
Return on average tangible common equity (non-GAAP)	2.19%	5.95%	4.02%	7.54%

	As of and For the Three Months Ended		As of and For the Six Months Ended
(dollars in thousands, except per share data)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Non-core gains/(losses) on sales of loans and investment securities, net (non-GAAP)
Gains/(losses) on sales of loans and investment securities, net (GAAP)	$252	$(34)	$218	$2,170
Less:
Gains on sales of loans by Alliance Partners	252	253	505	1,024
Non-core gains/(losses) on sales of loans and investment securities, net (non-GAAP)	$—	$(287)	$(287)	$1,146

Core and non-core non-interest income
Non-interest income (GAAP)	$21,846	$15,584	$37,430	$25,292
Less:
Non-core gains/(losses) on sales of loans and investment securities, net (non-GAAP)	—	(287)	(287)	1,146
Unrealized gains/(losses) on loans and financing receivables, net	(963)	(1,335)	(2,298)	2,746
Rental income	1,225	—	1,225	—
Other (included in other non-interest income)	(137)	(756)	(893)	(91)
Core non-interest income (non-GAAP)	$21,721	$17,962	$39,683	$21,491

Non-core non-interest income (non-GAAP)	$125	$(2,378)	$(2,253)	$3,801

Adjusted total revenue
Net interest income	$63,145	$59,558	$122,703	$122,781
Non-interest income	21,846	15,584	37,430	25,292
Total Revenue (GAAP)	$84,991	$75,142	$160,133	$148,073
Less:
Non-core non-interest income (non-GAAP)	125	(2,378)	(2,253)	3,801
Adjusted total revenue (non-GAAP)	$84,866	$77,520	$162,386	$144,272

Non-interest income to total revenue (GAAP)	25.7%	20.7%	23.4%	17.1%
Core non-interest income to adjusted total revenue (non-GAAP)	25.6%	23.2%	24.4%	14.9%

Pre Provision Net Revenue
Income before income taxes (GAAP)	$13,316	$13,212	$26,528	$35,609
Add:
Provision for credit losses	5,899	3,473	9,372	12,549
Pre Provision Net Revenue (non-GAAP)	$19,215	$16,685	$35,900	$48,158

SELECTED FINANCIAL DATA

(dollars in thousands, except share and per share data)	June 30, 2026	December 31, 2025	June 30, 2025
Selected Balance Sheet Data:
Cash, cash equivalents and restricted cash	834,716	648,715	1,015,746
Investment securities available-for-sale, at fair value	1,210,665	1,254,887	1,262,035
Loans held-for-sale	465,474	379,662	340,026
Loans held for investment, at fair value	3,481	4,645	6,000
Loans held for investment, at amortized cost	5,595,872	5,222,234	4,476,367
Allowance for credit losses - loans	(54,621)	(52,986)	(48,308)
Deferred tax asset, net	145,269	153,314	40,376
Goodwill and other intangible assets, net	35,964	31,685	32,366
Total assets	8,505,504	7,889,306	7,401,141
Total deposits	7,265,835	6,777,915	5,980,706
Subordinated debt, net	151,181	151,003	150,825
Other borrowings	—	—	450,000
Other liabilities	121,325	137,945	67,314
Total stockholders’ equity	967,163	822,443	752,296
Total liabilities and stockholders’ equity	8,505,504	7,889,306	7,401,141

Per Share Data
Stockholders’ equity per total common share outstanding	$19.46	$20.22	$18.50
Tangible book value per total common share outstanding (Non-GAAP)(1)	$18.74	$19.44	$17.71

Capital Ratios(2):
Company:
Tier 1 leverage ratio	10.38%	9.79%	10.60%
Common Equity Tier 1 to risk-weighted assets ratio	12.97%	12.72%	12.93%

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands, except share and per share data)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Selected Statements of Income Data:
Interest income	$129,064	$123,755	$252,819	$244,194
Interest expense	65,919	64,197	130,116	121,413
Net interest income	63,145	59,558	122,703	122,781
Provision for credit losses	5,899	3,473	9,372	12,549
Non-interest income	21,846	15,584	37,430	25,292
Non-interest expense	65,776	58,457	124,233	99,915
Income before income taxes	13,316	13,212	26,528	35,609
Income tax expense	9,194	1,580	10,774	9,373
Net income	$4,122	$11,632	$15,754	$26,236

Per Share Data:
Basic earnings per voting common share	$0.10	$0.29	$0.38	$0.65
Basic earnings per non-voting common share	$0.10	$0.29	$0.39	$0.65
Diluted earnings per voting common share	$0.09	$0.27	$0.36	$0.63
Diluted earnings per non-voting common share	$0.09	$0.27	$0.37	$0.63

Performance Ratios:
Return on average total assets(3)	0.20%	0.59%	0.39%	0.77%
Return on average stockholders’ equity(3)	1.89%	5.62%	3.71%	7.07%
Return on average tangible common equity(1), (3)	2.19%	5.95%	4.02%	7.54%
Yield on earning assets(3)	6.52%	6.44%	6.48%	7.39%
Yield on interest-bearing liabilities(3)	3.87%	3.89%	3.88%	4.25%
Spread(4)	2.65%	2.55%	2.60%	3.14%
Net interest margin(5)	3.19%	3.10%	3.14%	3.72%
Efficiency ratio(6)	77.39%	77.80%	77.58%	67.48%

Credit Quality Ratios:
Non-performing assets to total assets	1.09%	1.13%	1.09%	1.19%
Non-performing loans to total loans held for investment at amortized cost	1.30%	1.38%	1.30%	1.67%
ACL - Loans to total loans at amortized cost at period end	0.98%	0.98%	0.98%	1.08%
Net loan charge-offs to average total loans held for investment at amortized cost(3)	(0.20)%	(0.32)%	(0.26)%	(0.27)%
__________________
(1)See definitions of our non-GAAP measures and reconciliations to their most comparable GAAP metrics in “Non-GAAP Financial Measures.”
(2)See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Capital Resources” for discussion on an interpretation of the capital ratios.
(3)Annualized.
(4)    Spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.
(5)     Net interest margin is computed by dividing annualized net interest income by total average assets
(6)    Efficiency ratio is calculated by dividing non-interest expense by total revenue, which equals the sum of net interest income and non-interest income.

RESULTS OF OPERATIONS
Comparison for the Three Months Ended June 30, 2026 and March 31, 2026 and the Six Months Ended June 30, 2026 and June 30, 2025
Average Balance Sheets
The following table shows the average outstanding balance of each major category of asset, liability and stockholders’ equity, along with the associated interest income or expense and the yield on average earning-asset or rate on interest-bearing liability. The associated yield or cost is calculated by dividing the interest income or interest expense by the corresponding daily average balance over the same period.

	Three Months Ended June 30, 2026			Three Months Ended March 31, 2026			Change due to:
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yields Earned/ Rates Paid	Average Balance	Interest Income/Expense	Average Yields Earned/ Rates Paid	Volume	Yield/rate	Total change
Assets:
Total loans held for investment	$5,409,608	$98,522	7.30%	$5,214,460	$93,164	7.25%	$3,487	$1,871	$5,358
Total loans held-for-sale	427,940	8,484	7.95%	401,269	8,194	8.28%	544	(254)	290
Total loans	5,837,548	107,006	7.35%	5,615,729	101,358	7.32%	4,031	1,617	5,648
Total investment securities	1,263,848	14,158	4.49%	1,291,428	14,099	4.43%	(301)	360	59
Interest-bearing deposits with banks	787,320	7,252	3.69%	836,173	7,582	3.68%	(442)	112	(330)
Other earnings assets	50,661	648	5.13%	55,017	716	5.28%	(57)	(11)	(68)
Total interest-earning assets	7,939,377	129,064	6.52%	7,798,347	123,755	6.44%	3,231	2,078	5,309
ACL	(53,328)			(52,686)
Other assets	336,948			276,876
Total assets	$8,222,997			$8,022,537
Liabilities and stockholders’ equity
Interest-bearing demand deposits	$283,305	$2,442	3.46%	$280,987	$2,433	3.51%	$20	$(11)	$9
Money market deposits	1,403,392	13,138	3.75%	1,322,061	12,189	3.74%	750	199	949
Savings deposits	3,680,352	34,725	3.78%	3,538,759	33,108	3.79%	1,327	290	1,617
Time deposits	1,310,156	13,719	4.20%	1,398,063	14,565	4.23%	(916)	70	(846)
Total interest-bearing deposits	6,677,205	64,024	3.85%	6,539,870	62,295	3.86%	1,181	548	1,729
Subordinated debt, net	151,123	1,895	5.03%	151,034	1,902	5.11%	1	(8)	(7)
Total interest-bearing liabilities	6,828,328	65,919	3.87%	6,690,904	64,197	3.89%	1,182	540	1,722
Non-interest-bearing demand deposits	408,649			372,965
Other liabilities	113,261			119,506
Total liabilities	7,350,238			7,183,375
Stockholders’ equity	872,759			839,162
Total liabilities and stockholders’ equity	$8,222,997			$8,022,537

Net interest income and spread		$63,145	2.65%		$59,558	2.55%	$2,049	$1,538	$3,587
Net interest margin			3.19%			3.10%
Net interest margin for the three months ended June 30, 2026 was 3.19%, an increase of nine basis points compared with 3.10% for the three months ended March 31, 2026, due primarily to an eight basis point increase in the yield on earning-assets, reflecting favorable asset mix and higher loan yields, and a four basis point decrease in cost of funds, reflecting higher non-interest-bearing deposit balances and a two basis point decline in the cost of interest-bearing liabilities.
Average loans increased 3.9% for the three months ended June 30, 2026, primarily due to originations net of sales, paydowns, and pay-offs in Lender Finance loans, Real Estate Finance loans, and Corporate Finance loans. Average interest-bearing deposits increased 2.1% during the three months ended June 30, 2026, primarily related to an increase in Digital Banking savings deposits and institutional sweep deposits, partially offset by reductions in wholesale time deposits.
The following table shows the average outstanding balance of each major category of asset, liability and stockholders’ equity, along with the associated interest income or expense and the yield on average earning-asset or rate on interest-bearing liability. The associated yield or cost is calculated by dividing the interest income or interest expense by the corresponding daily average balance over the same period.

	For the Six Months Ended
	June 30, 2026			June 30, 2025			Change due to:
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yields Earned/ Rates Paid	Average Balance	Interest Income/Expense	Average Yields Earned/ Rates Paid	Volume	Yield/rate	Total change
Assets:
Total loans held for investment	$5,312,573	$191,686	7.28%	$4,208,175	$175,759	8.42%	$46,126	$(30,199)	$15,927
Total loans held-for-sale	414,679	16,678	8.11%	322,443	19,822	12.40%	5,670	(8,814)	(3,144)
Total loans	5,727,252	208,364	7.34%	4,530,618	195,581	8.71%	51,796	(39,013)	12,783
Total investment securities	1,277,562	28,257	4.46%	1,404,102	32,261	4.63%	(2,907)	(1,097)	(4,004)
Interest-bearing deposits with banks	811,610	14,834	3.69%	666,536	14,576	4.41%	3,173	(2,915)	258
Other earnings assets	52,827	1,364	5.21%	58,364	1,776	6.14%	(169)	(243)	(412)
Total interest-earning assets	7,869,251	252,819	6.48%	6,659,620	244,194	7.39%	51,893	(43,268)	8,625
ACL	(53,009)			(43,706)
Other assets	307,033			218,093
Total assets	$8,123,275			$6,834,007
Liabilities and stockholders’ equity
Interest-bearing demand deposits	$282,152	$4,875	3.48%	$291,569	$5,378	3.72%	$(174)	$(329)	$(503)
Money market deposits	1,362,951	25,327	3.75%	803,375	14,552	3.65%	10,136	639	10,775
Savings deposits	3,609,947	67,833	3.79%	2,586,584	53,819	4.20%	21,296	(7,282)	14,014
Time deposits	1,353,867	28,284	4.21%	1,847,148	41,456	4.53%	(11,071)	(2,101)	(13,172)
Total interest-bearing deposits	6,608,917	126,319	3.85%	5,528,676	115,205	4.20%	20,187	(9,073)	11,114
Subordinated debt, net	151,078	3,797	5.07%	174,488	4,942	5.71%	(663)	(482)	(1,145)
Other borrowings	—	—	—%	56,389	1,266	4.53%	(1,266)	—	(1,266)
Total interest-bearing liabilities	6,759,995	130,116	3.88%	5,759,553	121,413	4.25%	18,258	(9,555)	8,703
Non-interest-bearing demand deposits	390,906			252,346
Other liabilities	116,416			73,932
Total liabilities	7,267,317			6,085,831
Stockholders’ equity	855,958			748,175
Total liabilities and stockholders’ equity	$8,123,275			$6,834,006

Net interest income and spread		$122,703	2.60%		$122,781	3.14%	$33,635	$(33,713)	$(78)
Net interest margin			3.14%			3.72%

Net interest margin for the six months ended June 30, 2026 was 3.14%, a decrease of 58 basis points compared with 3.72% for the six months ended June 30, 2025, primarily related to a 137 basis point decrease in the yield on loans offset partially by a positive change in asset mix with loan growth exceeding growth in other earning asset categories, and a 40 basis point decrease in cost of funds.
Average loans increased 26.4% for the six months ended June 30, 2026, primarily due to originations net of sales, paydowns, and pay-offs in Real Estate Finance loans, Lender Finance, and Healthcare Finance loans. Average interest-bearing deposits increased 19.5% during the six months ended June 30, 2026, primarily related to increased Digital Banking deposits and third party sweep accounts.
Net Interest Income
The following table discloses the components of net interest income for three months ended June 30, 2026 and March 31, 2026 and for the six months ended June 30, 2026 and 2025:

	For the Three Months Ended				For the Six Months Ended
	June 30, 2026	March 31, 2026	Change		June 30, 2026	June 30, 2025	Change
(dollars in thousands)			$	%			$	%
Interest income:
Loans held for investment	$98,522	$93,164	$5,358	5.8%	$191,686	$175,759	$15,927	9.1%
Loans held-for-sale	8,484	8,194	290	3.5%	16,678	19,822	(3,144)	(15.9)%
Deposits with banks	7,252	7,582	(330)	(4.4)%	14,834	14,576	258	1.8%
Investment securities	14,158	14,099	59	0.4%	28,257	32,261	(4,004)	(12.4)%
Other earning assets	648	716	(68)	(9.5)%	1,364	1,776	(412)	(23.2)%
Total interest income	129,064	123,755	5,309	4.3%	252,819	244,194	8,625	3.5%
Interest expense:
Deposits	64,024	62,295	1,729	2.8%	126,319	115,205	11,114	9.6%
Subordinated debt, net	1,895	1,902	(7)	(0.4)%	3,797	4,942	(1,145)	(23.2)%
Other borrowings	—	—	—	N/M	—	1,266	(1,266)	(100.0)%
Total interest expense	65,919	64,197	1,722	2.7%	130,116	121,413	8,703	7.2%
Net interest income	$63,145	$59,558	$3,587	6.0%	$122,703	$122,781	$(78)	(0.1)%
Net interest income for the three months ended June 30, 2026, was $63.1 million compared with $59.6 million for the three months ended March 31, 2026, an increase of $3.6 million, or 6.0%, was primarily related to an increase in interest income of $5.3 million offset by an increase in interest expense of $1.7 million.
Net interest income for the six months ended June 30, 2026, was $122.7 million compared with $122.8 million for the six months ended June 30, 2025, a decrease of $0.1 million, or 0.1%, was primarily related to an increase in interest expense of $8.7 million slightly exceeding an increase in interest income of $8.6 million.
Interest Income
Interest income for the three months ended June 30, 2026, was $129.1 million compared to $123.8 million for the three months ended March 31, 2026, an increase of $5.3 million, or 4.3%, was primarily related to growth in average loans which increased 3.9% compared to the prior quarter. The remaining increase was largely due to a three basis point increase in loan yields and the benefit of one additional day in the quarter.

Interest income for the six months ended June 30, 2026, was $252.8 million compared to $244.2 million for the six months ended June 30, 2025, an increase of $8.6 million, or 3.5%, was primarily related to increases in average loan balances and interest-earning deposits with banks, offset largely by a 137 basis point decrease in yield earned on loans, as well as lower average balances and yields on investment securities. The 137 basis point decrease in yield earned on loans was primarily driven by a 69 basis point decrease in average SOFR, lower average spreads reflecting changes in market pricing, and a mix shift in the loan portfolio towards lower yielding categories, and higher relative levels of amortization of deferred fees during the six months ended June 30, 2025, which included $4.1 million for restructured loans.
Interest Expense
Interest expense for the three months ended June 30, 2026, was $65.9 million compared to $64.2 million for the three months ended March 31, 2026, an increase of $1.7 million, or 2.7%, was primarily related to an increase in Digital Banking deposits and third party sweeps balances, and an additional day in the quarter, offset partially by lower wholesale certificates of deposit balances and a two basis point decline in the cost of interest-bearing liabilities.
Interest expense for the six months ended June 30, 2026, was $130.1 million compared to $121.4 million for the six months ended June 30, 2025, an increase of $8.7 million, or 7.2%, was primarily related to an increase in average balances in third-party sweep deposits and Digital Banking deposits offset largely by a 35 basis point decrease in the average rate paid on interest-bearing deposits.
Provision for (recovery of) Credit Losses
Our provisions for, or recoveries of, credit losses arising from the loan, unfunded loan commitments, investment securities, and financing receivables portfolios were as follows:

	For the Three Months Ended				For the Six Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
Provision for credit losses:
Provision for credit losses on loans	$4,521	$3,884	$637	16.4%	$8,405	$11,616	$(3,211)	(27.6)%
Recovery of credit losses on financing receivables	—	(15)	15	(100.0)%	(15)	—	(15)	N/M
Provision for/(recovery of) credit losses on unfunded commitments	1,378	(396)	1,774	N/M	982	933	49	5.3%
Total provision for credit losses	$5,899	$3,473	$2,426	69.9%	$9,372	$12,549	$(3,177)	(25.3)%
__________________
N/M - not meaningful
The provision for credit losses was $5.9 million for the three months ended June 30, 2026, compared to a provision for credit losses of $3.5 million for the three months ended March 31, 2026. The provision for credit losses for the three months ended June 30, 2026 was driven by an increase in the allowance for credit losses on loans ("ACL – Loans") of $1.8 million, net charge-offs of $2.7 million, and an increase in the allowance for credit losses on unfunded commitments ("ACL – Unfunded") of $1.4 million. The provision for credit losses for the three months ended March 31, 2026 was driven by a decrease in the ACL – Loans of $0.2 million, net charge-offs of $4.1 million, and a reduction in the ACL – Unfunded of $0.4 million. For the three months ended June 30, 2026 and March 31,

2026, net charge-offs for the quarterly periods that relate to legacy Consumer and Commercial and Industrial forward flow loans were $1.7 million and $3.1 million, respectively.
The provision for credit losses was $9.4 million for the six months ended June 30, 2026, compared to a provision for credit losses of $12.5 million for the six months ended June 30, 2025. The provision for credit losses for the six months ended June 30, 2026 was driven by an increase in the ACL – Loans of $1.6 million, net charge-offs of $6.8 million, and an increase of $1.0 million in the ACL – Unfunded. The provision for credit losses for the six months ended June 30, 2025 was driven by an increase in the ACL – Loans of $6.0 million, $5.6 million in net charge-offs, and an increase of $0.9 million in the ACL – Unfunded. For the six months ended June 30, 2026 and June 30, 2025, net charge-offs for the year-to-date periods that relate to legacy Consumer and Commercial and Industrial forward flow loans were $4.8 million and $5.5 million, respectively.
See below in “—Financial Condition—ACL—Loans” and “—Financial Condition—ACL—Investment Securities” for additional discussion regarding our ACL.
Non-interest Income
The following table presents non-interest income for the three months ended June 30, 2026 and March 31, 2026 and for the six months ended June 30, 2026 and 2025 and the change between periods, by major component:

	For the Three Months Ended				For the Six Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
Servicing income	$6,876	$7,087	$(211)	(3.0)%	$13,963	$—	$13,963	N/M
Investment advisory fees	3,090	3,193	(103)	(3.2)%	6,283	8,498	(2,215)	(26.1)%
Fee income on loans	2,252	2,003	249	12.4%	4,255	3,831	424	11.1%
Gains/(losses) on sales of loans and investment securities, net	252	(34)	286	N/M	218	2,170	(1,952)	(90.0)%
Unrealized (losses)/gains on loans and financing receivables, net	(963)	(1,335)	372	(27.9)%	(2,298)	2,746	(5,044)	N/M
Other non-interest income	10,339	4,670	5,669	121.4%	15,009	8,047	6,962	86.5%
Total non-interest income	$21,846	$15,584	$6,262	40.2%	$37,430	$25,292	$12,138	48.0%
__________________
N/M - not meaningful
Total non-interest income was $21.8 million for the three months ended June 30, 2026, an increase of $6.3 million, or 40.2%, compared with the three months ended March 31, 2026, was primarily due to solar loan administration fees related to the Solar Servicing business, an increase in FHA/HUD originations, rental income from other tenants in our headquarters building, following our acquisition in April 2026, and lower net realized and unrealized losses on loans, and OREO assets.
Total non-interest income was $37.4 million for the six months ended June 30, 2026, an increase of $12.1 million, or 48.0%, compared with the six months ended June 30, 2025, was primarily due to servicing fees and trust administration income related to the Solar Servicing business. The increase was offset by a decrease in income related to lower volume of FHA/HUD originations, less loan sales and fair value marks related to Corporate Finance loans, and lower investment advisory fees.

Servicing Income
Servicing income was $6.9 million for the three months ended June 30, 2026, a decrease of $0.2 million, or 3.0%, compared to the three months ended March 31, 2026. This decrease was attributable to run-off in the underlying loan portfolios.
Servicing income was $14.0 million for the six months ended June 30, 2026, related to the Solar Servicing business acquisition during the third quarter of 2025.
Investment Advisory Fees
Investment advisory fees were $3.1 million for the three months ended June 30, 2026, a decrease of $0.1 million, or 3.2%, compared to the three months ended March 31, 2026. This decrease was primarily due to the advisory fee rates charged on loans decreasing slightly.
Investment advisory fees were $6.3 million for the six months ended June 30, 2026, a decrease of $2.2 million, or 26.1%, compared to the six months ended June 30, 2025. This decrease was primarily due to a decrease in the rate charged on advisory client balances and lower client advisory balances. Advisory loan payoffs exceeded new distributions to advisory clients during 2025 and 2026, which resulted in a net reduction in total fee-generating assets held by advisory clients during the six months ended June 30, 2026.
Fee Income on Loans
Fee income on loans was $2.3 million for the three months ended June 30, 2026, an increase of $0.2 million, or 12.4%, compared to the three months ended March 31, 2026, was primarily due to an increase in non-recurring income related to the management of portfolio loans and unused line of credit fees.
Fee income on loans was $4.3 million for the six months ended June 30, 2026, an increase of $0.4 million, or 11.1%, compared to the six months ended June 30, 2025, primarily due to an increase in unused line of credit fees.
Gains/(losses) on Sales of Loans and Investment Securities, Net
Gains/(losses) on sales of loans and investment securities, net increased $0.3 million compared to the three months ended March 31, 2026, was primarily due to gains on Corporate Finance loan sales during the second quarter of 2026, compared to losses on Corporate Finance loan sales, offset partially by gains on Lender Finance loan sales during the first quarter of 2026.
Gains/(losses) on sales of loans and investment securities, net for the six months ended June 30, 2026, decreased $2.0 million compared to the six months ended June 30, 2025, was primarily due to gains related to the sale of U.S. Treasury investment securities during the first quarter 2025 and net gains on Corporate Finance loan sales during the six months ended June 30, 2025.
Unrealized Losses/(Gains) on Loans and Financing Liabilities, Net
Unrealized (losses)/gains on loans and financing receivables, net increased $0.4 million for the six months ended June 30, 2026, compared to the three months ended March 31, 2026, was primarily due to the reversal of unrealized losses associated with loan sales and restructurings.
Unrealized (losses)/gains on loans and financing receivables, net decreased $5.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to credit related declines in fair values of loans in the Corporate Finance loan portfolio.
Other Non-interest Income
Other non-interest income was $10.3 million for the three months ended June 30, 2026, an increase of $5.7 million, or 121.4%, compared to the three months ended March 31, 2026, was primarily due to solar loan servicing and administration fees related to the Solar Servicing business, rental income from other tenants in our headquarters building, following our acquisition in April 2026, an increase in FHA/HUD originations, and a decrease in write-downs on OREO compared to the prior period.
Other non-interest income was $15.0 million for the six months ended June 30, 2026, an increase of $7.0 million, or 86.5%, compared to the six months ended June 30, 2025, was primarily due to solar loan administration fees related to the Solar Servicing business acquired during the third quarter of 2025 and rental income from other tenants in our headquarters building, following our acquisition in April 2026. Those increases were offset by a decrease in FHA/HUD originations, and write-downs on OREO values during 2026.
Core Non-interest Income
The following table shows our core non-interest income, a non-GAAP metric, by strategy for the three months ended June 30, 2026 and March 31, 2026 and for the six months ended June 30, 2026 and 2025 and the change between periods, by major component:

	For the Three Months Ended				For the Six Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
Alliance Partners	$3,342	$3,446	$(104)	(3.0)%	$6,788	$9,522	$(2,734)	(28.7)%
Solar Services	14,693	11,942	2,751	23.0%	26,635	2,083	24,552	1178.7%
FHA/HUD lending	996	266	730	274.4%	1,262	5,536	(4,274)	(77.2)%
Loan and deposit fees	2,690	2,308	382	16.6%	4,998	4,350	648	14.9%
Total core non-interest income (non-GAAP)	$21,721	$17,962	$3,759	20.9%	$39,683	$21,491	$18,192	84.6%
Core non-interest income was $21.7 million for the three months ended June 30, 2026, compared to $18.0 million for the three months ended March 31, 2026. The increase of $3.8 million was primarily due to the items noted for total non-interest income related to FHA/HUD fees and Solar Servicing income. Core non-interest income as a percentage of adjusted total revenue was 25.6% for the three months ended June 30, 2026 compared to 23.2% for the three months ended March 31, 2026.
Core non-interest income was $39.7 million for the six months ended June 30, 2026, compared to $21.5 million for the six months ended June 30, 2025. The increase of $18.2 million was primarily due to the items noted for total non-interest income related to Solar Servicing income, offset partially by lower FHA/HUD originations, and lower investment advisory fees. Core non-interest income as a percentage of adjusted total revenue was 24.4% for the six months ended June 30, 2026 compared to 14.9% for the six months ended June 30, 2025.

Non-interest Expense
The following table presents non-interest expense for three months ended June 30, 2026 and March 31, 2026 and for the six months ended June 30, 2026 and 2025 and the change between periods, by major component:

	For the Three Months Ended				For the Six Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	$ Change	% Change	June 30, 2026	June 30, 2025	$ Change	% Change
Compensation and benefits	$33,407	$31,642	$1,765	5.6%	$65,049	$60,440	$4,609	7.6%
Information technology	7,581	7,540	41	0.5%	15,121	12,896	2,225	17.3%
Professional fees	9,777	7,823	1,954	25.0%	17,600	6,542	11,058	169.0%
Loan administration and servicing	5,500	4,125	1,375	33.3%	9,625	2,756	6,869	249.2%
Advertising and marketing	2,720	2,304	416	18.1%	5,024	4,539	485	10.7%
FDIC insurance	1,111	902	209	23.2%	2,013	3,349	(1,336)	(39.9)%
Occupancy expense	1,466	1,122	344	30.7%	2,588	2,497	91	3.6%
Other non-interest expense	4,214	2,999	1,215	40.5%	7,213	6,896	317	4.6%
Total non-interest expense	$65,776	$58,457	$7,319	12.5%	$124,233	$99,915	$24,318	24.3%
Total non-interest expense was $65.8 million for the three months ended June 30, 2026, an increase of $7.3 million, or 12.5%, compared with the three months ended March 31, 2026, was primarily due to the combination of (i) the personnel retention compensation program implemented in connection with our IPO, (ii) legal fees and sub-servicer fees related to the Solar Servicing business, which are largely reimbursed by counterparties to the loans and recognized in other non-interest income, and (iii) expenses related to the ownership of the Company’s headquarters following the building acquisition in April 2026.
Total non-interest expense was $124.2 million for the six months ended June 30, 2026, an increase of $24.3 million, or 24.3%, compared with the six months ended June 30, 2025, was primarily due to (i) the acquisition of the Solar Servicing business, (ii) the personnel retention compensation program implemented in connection with our IPO, (iii) professional fees associated with the IPO, and (iv) expenses related to the ownership of the company’s headquarters following the building acquisition in April 2026.
Compensation and Benefits
Compensation and benefits expenses were $33.4 million for the three months ended June 30, 2026, an increase of $1.8 million, or 5.6%, compared to $31.6 million for three months ended March 31, 2026, was primarily due to the personnel retention compensation program implemented in connection with our IPO.
Compensation and benefits expenses were $65.0 million for the six months ended June 30, 2026, an increase of $4.6 million, or 7.6%, compared to $60.4 million for the six months ended June 30, 2025, was primarily due to an increase in full-time equivalent employees from approximately 521 to approximately 557, primarily driven by the Solar Servicing business acquisition and the personnel retention compensation program implemented in connection with our IPO, offset partially by a decrease in the annual bonus accrual.
Information Technology
Information technology expenses were $7.6 million and $7.5 million for the three months ended June 30, 2026 and March 31, 2026, respectively. Expenses for the category remained relatively flat with increases in service costs largely offset by decreases in software expense.

Information technology expenses were $15.1 million and $12.9 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $2.2 million, or 17.3%, was primarily due to an increase in software expense related to Digital Banking and the addition of software costs related to the Solar Servicing business acquisition.
Professional Fees
Professional fees were $9.8 million and $7.8 million for the three months ended June 30, 2026 and March 31, 2026, respectively. The increase of $2.0 million, or 25.0%, was primarily due to higher legal fees related to the Solar Servicing business, which are largely reimbursed by loan owners and recognized in other non-interest income, offset partially by a decrease in legal fees related to our IPO.
Professional fees were $17.6 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $11.1 million, or 169.0%, was primarily due to Solar Servicing legal fees associated with its related administration, which are largely reimbursed by loan owners and recognized in other non-interest income, and $3.1 million related to estimated IPO costs.
Loan Administration and Servicing Expenses
Loan administration and servicing expenses were $5.5 million and $4.1 million for the three months ended June 30, 2026 and March 31, 2026, respectively. The increase of $1.4 million, or 33.3%, was due to sub-servicer fees related to the Solar Servicing business, which are largely reimbursed by loan owners and recognized in other non-interest income.
Loan administration and servicing expenses were $9.6 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $6.9 million, or 249.2%, was due to sub-servicer fees following the Solar Servicing business acquisition, which are largely reimbursed by loan owners and recognized in other non-interest income.
Advertising and Marketing Expenses
Advertising and marketing expenses were $2.7 million and $2.3 million for the three months ended June 30, 2026 and March 31, 2026, respectively. The increase of $0.4 million, or 18.1%, was primarily due to advertising for interest rate promotions on Digital Banking products during the second quarter.
Advertising and marketing expenses were $5.0 million and $4.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $0.5 million, or 10.7%, was primarily due to an increase in advertising of Digital Banking products.
FDIC Insurance Expenses
FDIC insurance expenses were $1.1 million and $0.9 million for the three months ended June 30, 2026 and March 31, 2026, respectively. The increase of $0.2 million, or 23.2%, was primarily due to an increase in total average assets at the Bank during the period and a prior period adjustment to our premium.
FDIC insurance expenses were $2.0 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $1.3 million, or 39.9%, was primarily due to a decrease in the assessment rate in the beginning of the second quarter of 2025, offset by an increase in total average assets at the Bank.
Occupancy Expenses
Occupancy expenses were $1.5 million and $1.1 million for the three months ended June 30, 2026 and March 31, 2026, respectively. The increase of $0.3 million, or 30.7%, was primarily due to expenses related to the ownership of the Company’s headquarters building offset partially by the elimination of rent expense for our former headquarters office space, following the building acquisition in April 2026.
Occupancy expenses were $2.6 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively, which remained relatively flat with expenses related to the ownership of the Company’s headquarters building following the building acquisition in April 2026 being largely offset by decreases in the overall cost of leased space.
Other Non-interest Expenses
Other non-interest expense, which consists of referral fees, travel and meals, dues and subscriptions, directors’ compensation, and other miscellaneous expenses, were $4.2 million and $3.0 million for the three months ended June 30, 2026 and March 31, 2026, respectively. The increase of $1.2 million, or 40.5%, was primarily due to increases in travel and meals expenses, donations, and intangible asset amortization related to our headquarters building acquisition.
Other non-interest expense increased slightly by $0.3 million to $7.2 million for the six months ended June 30, 2026 compared to $6.9 million for the six months ended June 30, 2025, was primarily due to an increase in intangible amortization related to our headquarters building acquisition.
Income Taxes
For the three months ended June 30, 2026, income tax expense and the effective tax rate were $9.2 million and 69.0%, respectively, compared to $1.6 million and 12.0%, respectively for the three months ended March 31, 2026. Income tax expense for the three months ended June 30, 2026 includes (i) a $5.6 million write-down of deferred tax assets as of December 31, 2025 for stock compensation in connection with the IPO, which is due to tax rules that limit executive compensation deductions for companies with publicly traded securities, and (ii) a $1.1 million benefit for accretion of the deferred credit, compared to a benefit of $1.7 million for the three months ended March 31, 2026.
The effective tax rate for the three months ended June 30, 2026 was 69.0%, compared to 12.0% for the three months ended March 31, 2026. For the three months ended June 30, 2026, the effective tax rate was increased by 42.3% related to the one-time deferred tax asset adjustment for stock compensation, offset by a reduction of 8.6% related to accretion of the deferred credit. The effective tax rate for the three months ended March 31, 2026 was reduced by 13.0% related to accretion of the deferred credit during that period.
For the six months ended June 30, 2026, income tax expense and the effective tax rate were $10.8 million and 40.6%, respectively, compared to $9.4 million and 26.3%, respectively for the six months ended June 30, 2025. Income tax expense for the six months ended June 30, 2026 includes (i) a $5.6 million write-down of deferred tax assets as of December 31, 2025 for stock compensation in connection with the IPO, which is due to tax rules that limit executive compensation deductions for companies with publicly traded securities, and (ii) a $2.8 million benefit for accretion of the deferred credit.
The effective tax rate for the six months ended June 30, 2026 was 40.6%, compared to 26.3% for the six months ended June 30, 2025. For the six months ended June 30, 2026, the effective tax rate was increased by 21.2% related to the one-time deferred tax asset adjustment for stock compensation, offset by a reduction of 10.8% related to accretion of the deferred credit.
During the three months ended June 30, 2026, the deferred credit balance decreased by $1.2 million, comprised of a decrease of $1.1 million related to accretion, which was recognized in income tax expense, and a decrease of $0.1 million related to purchase accounting adjustments. During the six months ended June 30, 2026, the deferred credit balance decreased by $5.2 million, comprised of a decrease of $2.8 million related to accretion, which was recognized in income tax expense, and a decrease of $2.4 million related to purchase accounting adjustments. The ending balance of the deferred credit as of June 30, 2026 was $49.1 million, which is included in Other liabilities in the Consolidated Balance Sheets.

FINANCIAL CONDITION
Loan Portfolio
We manage our exposure to credit losses by evaluating credit risk in the following loan categories. Descriptions of the loan categories, which provide detail on the levels at which we develop and document our systematic methodology to determine the allowance for credit losses, are:
•Commercial Real Estate - Commercial Real Estate (“CRE”) loans are primarily secured by various types of real estate including healthcare facilities, hospitality, office, retail, warehouse, industrial, multi-family properties, residential real estate (for commercial purposes), and other CRE properties, and are made to owners of such properties. The category also includes loans for the construction of those property types. Within this category, loans are further bifurcated between loans secured by owner-occupied properties and investment (non-owner-occupied) properties. As of June 30, 2026, 52% of CRE loans were owner-occupied and 48% were non-owner-occupied. The repayment of loans secured by owner-occupied properties is dependent on cash flow from the successful operation of the business which owns the property. The repayment of loans secured by investment properties is dependent upon the operation (net operating income) or sale of the property. Both property types may be subject to adverse conditions in the CRE market or in the general economy. Loans secured by healthcare facilities are primarily owner-occupied properties and loans secured by other property types are primarily non-owner-occupied properties. Loans secured by healthcare facilities represent our largest concentration and represented approximately 58% of CRE loans and approximately 27% of our total loan portfolio as of June 30, 2026. No single CRE loan category secured by any other property type represented greater than 12% of CRE loans and 6% of our total loan portfolio as of June 30, 2026.
•Commercial and Industrial - Within this category, there is further distinction among lender finance loans, fund finance loans, healthcare asset-based loans, and corporate loans (which are typically cash flow loans). The market area for these loans is national with geographic diversification. The loan category also includes asset-secured energy project loans and small business loans and commercial solar loans purchased through fintech platforms. Of primary concern in commercial lending is the borrower’s creditworthiness and ability to successfully generate cash flow from their business to service the debt. No single commercial and industrial loan collateral type, industry, or infrastructure project type represented greater than 21% of commercial and industrial loans and 11% of our total loan portfolio as of June 30, 2026.
•Consumer - These loans consist primarily of loans made to individuals for personal, solar, family, and residential real estate purposes (including closed end mortgages and home equity lines of credit), with the majority of the portfolio comprised of loans purchased through fintech lender platforms. The vast majority of our consumer loans were purchased or originated before 2024, and a significant portion of the portfolio was sold during 2024. Outside of loans purchased under forward flow purchase agreements, the remaining consumer and residential real estate purpose loans represents less than 1% of the total loan portfolio as of June 30, 2026 and December 31, 2025. We no longer originate residential real estate loans to consumers.
Our loan portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses in a variety of industries and markets including on a national scale and across multiple lending strategies. As of June 30, 2026 and December 31, 2025, the single largest industry concentration in the Company’s loan portfolio was healthcare. We do not believe that it is reasonably possible that loss events could occur in the near term to cause any concentrations to result in a severe impact on our results of operations or liquidity. We do not have concentrations of the terms of certain loan products such as loans with negative amortization schedules, significant payment increases, or high loan-to-value ratios. Additionally, due to the national operating footprint of our borrowers, we believe that we do not have a significant geographic concentration of credit exposure.
Our Healthcare Finance loan portfolio represented approximately 30% of our total loan portfolio as of June 30, 2026. Approximately 90% of the portfolio is classified as CRE and approximately 10% of the portfolio is classified as Commercial and Industrial. This portfolio is diversified through a broad range of facility types, such as skilled nursing, assisted living, memory care, and behavioral health, where none of the facility types represented greater than 17% of total loans as of June 30, 2026.
Our Lender Finance loan portfolio represented approximately 20% of our total loan portfolio as of June 30, 2026. The portfolio is entirely classified as Commercial and Industrial. This portfolio is diversified across different collateral types, such as consumer finance, small business, and real estate, where none of the collateral types represented greater than 8% of total loans as of June 30, 2026.
Our Real Estate Finance loan portfolio represented approximately 20% of our total loan portfolio as of June 30, 2026. Approximately 99% of the portfolio is classified as CRE and approximately 1% of the portfolio is classified as Commercial and Industrial. This portfolio is diversified across different collateral types, such as hospitality, multifamily, and office, where none of the collateral types represented greater than 6% of our total loan portfolio as of June 30, 2026.
Our Fund Finance loan portfolio represented approximately 13% of our total loan portfolio as of June 30, 2026. The portfolio is entirely classified as Commercial and Industrial. This portfolio is diversified across different collateral types, such as specialty finance (primarily consisting of asset based and/or real estate backed collateral), private credit, and private equity where none of the collateral types represented greater than 11% of total loans as of June 30, 2026. As of June 30, 2026, we had six loans to private credit funds and business development corporations that are collateralized by loans. Our private credit loan portfolio had total commitments and outstanding balances of $147 million and $111 million, respectively, and a weighted average effective advance rate of 51.0% on eligible collateral as of June 30, 2026. The majority of the loan collateral within this private credit portfolio is leveraged lending and other forms of enterprise value lending.
Our Corporate Finance loan portfolio represented approximately 12% of our total loan portfolio as of June 30, 2026. Approximately 100% of the portfolio is classified as Commercial and Industrial. This portfolio is diversified across different industries, such as manufacturing, business services, and healthcare as well as infrastructure projects, where none of the industry or the infrastructure project types represented greater than 2% of total loans as of June 30, 2026.
Total loans were $6.1 billion as of June 30, 2026, an increase of $458.3 million, or approximately 8.2%, compared with $5.6 billion as of December 31, 2025. Loans as of June 30, 2026 and December 31, 2025, included $465.5 million and $379.7 million of loans held-for-sale, respectively. As of June 30, 2026 and December 31, 2025, total loans were 83.5% and 82.7% of deposits, respectively, and 71.3% and 71.1% of total assets, respectively.
The following table presents loans held for investment at amortized cost, by loan type, as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025		Change
(dollars in thousands)	Amount	% of total loans	Amount	% of total loans	$	%
Commercial Real Estate	$2,849,478	50.9%	$2,528,996	48.4%	$320,482	12.7%
Commercial and Industrial	2,541,275	45.4%	2,475,549	47.4%	65,726	2.7%
Consumer	205,119	3.7%	217,689	4.2%	(12,570)	(5.8)%
Total loans held for investment at amortized cost	$5,595,872	100.0%	$5,222,234	100.0%	$373,638	7.2%
As of June 30, 2026, total loans held for investment at amortized cost were $5.6 billion, an increase of $373.6 million, or 7.2%, compared to $5.2 billion as of December 31, 2025, primarily due to a $320.5 million increase in Commercial Real Estate loans, with net loan originations in Real Estate Finance and Healthcare Finance, offset by pay-offs in legacy in-market loans. Commercial and Industrial loans also increased by $65.7 million, with net loan originations in Lender Finance loans, offset by net paydowns and pay-offs in Healthcare Finance and Fund Finance loans.

The contractual maturity ranges of total loans held for investment in our loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of June 30, 2026, are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include deferred fees and costs or purchase discounts.

June 30, 2026
	One Year	Through	Through	Through	After
(in thousands)	or Less	Five Years	Ten Years	Fifteen Years	Fifteen Years	Total
Variable rate loans:
Commercial Real Estate	$501,420	$2,233,227	$8,418	$186	$—	$2,743,251
Commercial and Industrial	251,843	2,171,208	27,339	—	—	2,450,390
Consumer	—	86	3,488	2,724	13,288	19,586
Total variable rate loans	$753,263	$4,404,521	$39,245	$2,910	$13,288	$5,213,227
Fixed rate loans:
Commercial Real Estate	$56,788	$60,708	$860	$—	$—	$118,356
Commercial and Industrial	6,816	53,762	22,198	3,029	17,575	103,380
Consumer	3	858	3,179	17,949	193,214	215,203
Total fixed rate loans	$63,607	$115,328	$26,237	$20,978	$210,789	$436,939
Total loans held for investment	$816,870	$4,519,849	$65,482	$23,888	$224,077	$5,650,166

ACL - Loans
The following table provides detail activity in the ACL - Loans held for investment carried at amortized cost as of and for the three months ended June 30, 2026 and March 31, 2026 and as of and for the six months ended June 30, 2026 and 2025. Allocation of a portion of the ACL - Loans to one category of loans does not preclude its availability to absorb losses in other categories:

	As of and For the Three Months Ended		As of and For the Six Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Average loans held for investment outstanding, at amortized cost	$5,405,685	$5,209,705	$5,308,237	$4,200,938
Total loans held for investment outstanding, at amortized cost at end of period	$5,595,872	$5,376,537	$5,595,872	$4,476,367

ACL - Loans:
Beginning of period	$52,794	$52,986	$52,986	$42,294
Provision for credit losses on loans	4,521	3,867	8,388	11,519
Provision for credit losses on loan transfers from loans held-for-sale	—	17	17	97
Loan charge-offs:
Commercial Real Estate	—	—	—	—
Commercial and Industrial	(1,736)	(2,830)	(4,566)	(3,580)
Consumer	(1,353)	(2,057)	(3,410)	(3,446)
Total charge-offs	(3,089)	(4,887)	(7,976)	(7,026)
Loan recoveries:
Commercial Real Estate	—	—	—	—
Commercial and Industrial	131	542	673	948
Consumer	264	269	533	476
Total recoveries	395	811	1,206	1,424
Net charge-offs	(2,694)	(4,076)	(6,770)	(5,602)
End of period	$54,621	$52,794	$54,621	$48,308

Ratio of ACL - Loans to total loans at amortized cost at period end	0.98%	0.98%	0.98%	1.08%
Ratio of net charge-offs to average total loans at amortized cost	(0.20)%	(0.32)%	(0.26)%	(0.27)%
We maintain an ACL - Loans that represents management’s best estimate of the loan losses in our loan portfolio.
As of June 30, 2026, the ACL - Loans was $54.6 million, or 0.98% of total loans held for investment at amortized cost. As of March 31, 2026, the ACL - Loans was $52.8 million, or 0.98% of total loans held for investment at amortized cost. The increase in the allowance for June 30, 2026 compared to March 31, 2026 was primarily due to increases in the ACL for legacy forward flow Consumer loans driven by recent portfolio performance and was partially offset by favorable mix shift within the portfolio toward portfolios with lower ACL – Loans to loans held for investment at amortized cost ratios. The consistency in the ACL – Loans as a percentage of total loans held for investment at amortized cost ratios as of June 30, 2026 and March 31, 2026 reflects the offsetting impacts of the increase in the ACL – Loans from legacy forward flow Consumer loans, mix shift in the loan portfolio, and loan growth in the quarter.

The following tables present activity in the ACL - Loans by loan category, for the three months ended June 30, 2026 and March 31, 2026. Allocation of a portion of the ACL - Loans to one category of loans does not preclude its availability to absorb losses in other categories.

	For the Three Months Ended June 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Total loans outstanding at end of period, at amortized cost	$2,849,478	$2,541,275	$205,119	$5,595,872

ACL - Loans:
Beginning of period	$19,566	$25,535	$7,693	$52,794
Provision for credit losses on loans	329	1,467	2,725	4,521
Loan charge-offs	—	(1,736)	(1,353)	(3,089)
Loan recoveries	—	131	264	395
Net charge-offs	—	(1,605)	(1,089)	(2,694)
End of period	$19,895	$25,397	$9,329	$54,621

ACL - Loans to loan type ratio	0.70%	1.00%	4.55%	0.98%

	For the Three Months Ended March 31, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Total loans outstanding at end of period, at amortized cost	$2,679,872	$2,485,418	$211,247	$5,376,537

ACL - Loans:
Beginning of period	$18,639	$26,023	$8,324	$52,986
Provision for credit losses on loans	927	1,783	1,157	3,867
Provision for credit losses on loan transfers from loans held-for-sale	—	17	—	17
Loan charge-offs	—	(2,830)	(2,057)	(4,887)
Loan recoveries	—	542	269	811
Net charge-offs	—	(2,288)	(1,788)	(4,076)
End of period	$19,566	$25,535	$7,693	$52,794

ACL - Loans to loan type ratio	0.73%	1.03%	3.64%	0.98%

The following tables present activity in the ACL - Loans by loan category, for the six months ended June 30, 2026 and 2025. Allocation of a portion of the ACL - Loans to one category of loans does not preclude its availability to absorb losses in other categories.

	For the Six Months Ended June 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Total loans outstanding at end of period, at amortized cost	$2,849,478	$2,541,275	$205,119	$5,595,872

ACL - Loans:
Beginning of period	$18,639	$26,023	$8,324	$52,986
Provision for credit losses on loans	1,256	3,250	3,882	8,388
Provision for credit losses on loan transfers from loans held-for-sale	—	17	—	17
Loan charge-offs	—	(4,566)	(3,410)	(7,976)
Loan recoveries	—	673	533	1,206
Net charge-offs	—	(3,893)	(2,877)	(6,770)
End of period	$19,895	$25,397	$9,329	$54,621

ACL - Loans to loan type ratio	0.70%	1.00%	4.55%	0.98%

	For the Six Months Ended June 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Total loans outstanding at end of period, at amortized cost	$2,008,133	$2,107,727	$360,507	$4,476,367

ACL - Loans:
Beginning of period	$12,078	$19,380	$10,836	$42,294
Provision for credit losses on loans	3,432	6,636	1,451	11,519
Provision for credit losses on loan transfers from loans held-for-sale	92	5	—	97
Loan charge-offs	—	(3,580)	(3,446)	(7,026)
Loan recoveries	—	948	476	1,424
Net charge-offs	—	(2,632)	(2,970)	(5,602)
End of period	$15,602	$23,389	$9,317	$48,308

ACL - Loans to loan type ratio	0.78%	1.11%	2.58%	1.08%

The following table shows the allocation of the ACL - Loans by loan type as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total ACL - Loans	Amount	% of Total ACL - Loans
Balance of ACL - Loans:
Commercial Real Estate	$19,895	36.4%	$18,640	35.2%
Commercial and Industrial	25,397	46.5%	26,022	49.1%
Consumer	9,329	17.1%	8,324	15.7%
Total ACL - Loans	$54,621	100.0%	$52,986	100.0%
The total ACL - Loans disclosed in the table above is available to absorb losses from any loan category. We believe that the ACL - Loans as of June 30, 2026 and December 31, 2025, is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that our loan portfolio will not sustain losses in future periods, which could be substantial in relation to the size of the allowance as of June 30, 2026 or December 31, 2025.
Non-performing Assets
Non-performing assets consist of non-performing loans, non-performing financing receivables, accruing loans and financing receivables 90 or more days past due, and OREO.
Assets acquired through, or in lieu of, loan foreclosure are held for sale as OREO and are initially recorded at fair value less estimated selling costs. Any write-down to fair value at the time of transfer to OREO is charged to the ACL - Loans. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. Costs of improvements are capitalized, whereas costs related to holding OREO and subsequent write-downs to the value are expensed. Any gains and losses realized at the time of disposal are reflected in income.
Non-performing assets consisted of the following as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Non-accrual loans:
Commercial Real Estate	$67,312	$60,360
Commercial and Industrial	19,498	11,798
Consumer	1,407	1,857
Total non-accrual loans	88,217	74,015
Accruing loans 90 days or more past due	—	—
Non-performing financing receivables	—	—
OREO	4,642	8,729
Total non-performing assets	$92,859	$82,744

Total non-accrual loans as a percentage of total loans	1.45%	1.32%
Total non-performing financing receivables as a percentage of total financing receivables	—%	—%
Total non-performing assets as a percentage of total assets	1.09%	1.05%
Total non-performing assets were $92.9 million as of June 30, 2026, an increase of 12.2% compared to $82.7 million as of December 31, 2025. The increase was primarily due to an increase in non-accrual loans, offset partially by a decrease in OREO. Non-accrual loans increased by $14.2 million, or 19.2%, as of June 30, 2026, compared to December 31, 2025, primarily due to eight Corporate Finance loans and four legacy in-market loans placed on non-accrual, offset partially by a payoff of one loan and charge-off of one loan in our Corporate Finance loan portfolio and the payoff of one legacy in-market loan. OREO assets decreased by $4.1 million, or 46.8%, as of June 30, 2026, compared to December 31, 2025, due to the sale of one OREO property and two units within another OREO property, and partial write-downs to remaining OREO property fair values.
During the six months ended June 30, 2026, there were no loans transferred to OREO. As of June 30, 2026, there remained two OREO properties, with an aggregate value of $4.6 million.
OREO is recognized in Other assets on the Consolidated Balance Sheets.
Non-performing Loans
A loan for which the accrual of interest has been discontinued is designated as a non-accrual loan. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received, and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans are once again current with regards to payment status, become well-secured, and management believes full collectability of future principal and interest is probable.
A loan is evaluated for individual impairment when we determine that it no longer exhibits similar risk characteristics in line with the rest of the related loan category. Individually evaluated loans include loans on non-accrual status. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral-dependent loan is charged-off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve.

The following tables present non-performing loans held for investment at amortized cost, by loan category, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Non-accruing	$67,312	$3,752	$1,407	$72,471
Accruing loans 90 days or more past due	—	—	—	—
Total non-performing loans held for investment at amortized cost	$67,312	$3,752	$1,407	$72,471

Total loans held for investment at amortized cost	$2,849,478	$2,541,275	$205,119	$5,595,872

Non-accrual loans to total loans held for investment at amortized cost ratio	2.36%	0.15%	0.69%	1.30%
ACL - Loans to non-accrual loans held for investment at amortized cost ratio	29.56%	676.89%	663.04%	75.37%
Non-performing loans to total loans held for investment at amortized cost ratio	2.36%	0.15%	0.69%	1.30%

	December 31, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Non-accruing	$60,361	$5,484	$1,857	$67,702
Accruing loans 90 days or more past due	—	—	—	—
Total non-performing loans held for investment at amortized cost	$60,361	$5,484	$1,857	$67,702

Total loans held for investment at amortized cost	$2,528,996	$2,475,549	$217,689	$5,222,234

Non-accrual loans to total loans held for investment at amortized cost ratio	2.39%	0.22%	0.85%	1.30%
ACL - Loans to non-accrual loans held for investment at amortized cost ratio	30.88%	474.51%	448.25%	78.26%
Non-performing loans to total loans held for investment at amortized cost ratio	2.39%	0.22%	0.85%	1.30%
Total non-performing loans held for investment at amortized cost were $72.5 million as of June 30, 2026, an increase of 7.0% compared to $67.7 million as of December 31, 2025. The increase was due to an increase in non-accrual loans, primarily related to four legacy in-market loans and three Corporate Finance loans being placed on non-accrual status during the six months ended June 30, 2026. The increase in non-performing loans held for investment at amortized cost was partially offset by the payoff of one loan and the charge-off of one loan in our Corporate Finance loan portfolio and the payoff of one legacy in-market loan.
Modifications to Borrowers Experiencing Financial Difficulty
As needed, we will modify the terms of loans, such as but not limited to extending the maturity date, delaying scheduled payments, reducing interest rates, and/or forgiving principal with borrowers experiencing financial difficulty to preserve the net investment made in the loan. See Note 5 – Credit Quality Assessment to our Consolidated Financial Statements included elsewhere in this Report for more information on loan modifications to borrowers experiencing financial difficulty.

Asset Quality Trends
Management monitors trends in delinquencies, non-performing assets, and criticized loans to identify areas of potential credit deterioration or improvement. While overall credit quality remains consistent with management’s expectations, certain loan segments may be more sensitive to changes in interest rates, borrower cash flows, or economic conditions. Management continues to closely monitor these segments and adjust credit oversight and risk management practices as appropriate.
Asset quality metrics during the six months ended June 30, 2026 reflect the performance of our loan portfolio and broader economic conditions. We experienced generally stable to improving asset quality metrics during 2026, due to lower criticized and classified loans, non-accrual loans decreasing as a percentage of total assets, a significant reduction in OREO, and increased total assets and capital. Non-performing assets grew at approximately the same rate as total assets, leading non-performing assets to remain relatively flat on a percentage of total assets basis despite an increase on a dollar basis.
Credit Quality
We use several credit quality indicators to manage credit risk in an ongoing manner. The risk rating system is central to the overall credit risk management discipline and the important first step in effectively monitoring the credit quality of the portfolio. Credit risk ratings are applied individually to those classes of assets that have significant or unique credit characteristics that benefit from a case-by-case evaluation. Groups of assets that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically assets to individuals in the classes which comprise the consumer and solar portfolio categories.
During the six months ended June 30, 2026, credit metric trends were stable primarily due to criticized and classified loans decreasing, both overall and relative to total loans, and an increase in non-accrual loans lower than the growth in total loans, resulting in a decrease as a percentage of total loans. Delinquencies were lower on both dollar and percentage bases. The weighted average risk rating of the portfolio improved with new loans originating at acceptable risk ratings, and loan upgrades exceeded downgrades during the six months ended June 30, 2026.
The following are the definitions of our credit quality indicators:
•Acceptable Risk (or better) - Assets in all classes that comprise the commercial and consumer portfolio categories that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the asset agreement. Management believes that there is a low likelihood of loss related to those assets that are considered Acceptable Risk or better.
•Higher Risk - Assets in this category may demonstrate weaker credit fundamentals with an above-average chance of resulting in a default combined with a lower risk of loss to create an overall risk profile which requires appropriate monitoring but does not present potential weaknesses or warrant a lower rating.
•Special Mention - Assets in this category exhibit potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may, at some future date, result in deterioration of the repayment prospects for the asset. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. While potentially weak, the asset is currently marginally acceptable, and no loss of principal or interest is envisioned.
•Substandard - A substandard asset is inadequately protected by the current sound worth and paying capacity of the borrower or the collateral pledged, if any. Assets classified in this category must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Loss potential, which exists in the aggregate amount of Substandard assets, does not have to exist in individual assets classified as Substandard.

•Doubtful - Assets in this category have all the weaknesses inherent in one classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.
We periodically review and, if necessary, update the credit quality indicator assigned to each of the loans on a case-by-case basis.
The following tables summarize our held for investment at amortized cost loan portfolio by credit quality indicator as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Acceptable Risk	Higher Risk	Special Mention	Substandard	Doubtful	Total
Commercial Real Estate	$2,527,830	$230,042	$—	$91,606	$—	$2,849,478
Commercial and Industrial	2,457,676	45,146	19,436	16,831	2,186	2,541,275
Consumer	196,332	7,380	—	1,407	—	205,119
Total loans held for investment at amortized cost	$5,181,838	$282,568	$19,436	$109,844	$2,186	$5,595,872

	December 31, 2025
(in thousands)	Acceptable Risk	Higher Risk	Special Mention	Substandard	Doubtful	Total
Commercial Real Estate	$2,075,215	$386,499	$—	$67,282	$—	$2,528,996
Commercial and Industrial	2,399,907	55,114	1	17,987	2,540	2,475,549
Consumer	210,504	5,328	—	1,857	—	217,689
Total loans held for investment at amortized cost	$4,685,626	$446,941	$1	$87,126	$2,540	$5,222,234
The change in allocation between credit quality indicators in our held for investment at amortized cost loan portfolio as of June 30, 2026, compared to December 31, 2025, was primarily due to two Lender Finance loans being downgraded to special mention, and one Healthcare Finance loan and one Real Estate Finance loan being downgraded to substandard, partially offset by the material curtailment of a substandard Healthcare Finance loan during the six months ended June 30, 2026.
A loan is considered delinquent when principal or interest payments are 30 days or more past due. Typically, the accrual of interest on loans is discontinued when principal or interest payments are 90 days or more past due, or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. See Note 5 – Credit Quality Assessment to our Consolidated Financial Statements included elsewhere in this Report for more information on our past due loan aging schedule.
Investment Securities
We use our investment securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. As of June 30, 2026, the carrying amount of investment securities totaled $1.3 billion, a decrease of $44.4 million, or 3.4%, compared with $1.3 billion as of December 31, 2025. As of June 30, 2026 and December 31, 2025, investment securities represented 14.8% and 16.5% of total assets, respectively.
At the date of purchase, we are required to classify investment securities into one of two categories: held-to-maturity or available-for-sale. We primarily acquire investment securities as available-for-sale, however, we may elect certain investment securities that are acquired as held-to-maturity based on our strategy given the particular investment security acquired and current market conditions and expectation.

The following table summarizes the carrying value by classification of securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025		Change
(dollars in thousands)	Amount(1)	% of total securities	Amount(1)	% of total securities	$	%
Available-for-sale securities:
U.S. Treasury and government agencies	$695,844	55.3%	$958,347	73.4%	$(262,503)	(27.4)%
Residential agency mortgage-backed	312,973	24.8%	139,077	10.7%	173,896	125.0%
Commercial agency mortgage-backed	182,856	14.5%	136,070	10.4%	46,786	34.4%
Municipal bonds	8,635	0.7%	8,635	0.7%	—	—%
Other	10,357	0.8%	12,758	1.0%	(2,401)	(18.8)%
Total investment securities available-for-sale	$1,210,665	96.1%	$1,254,887	96.2%	$(44,222)	(3.5)%

Held-to-maturity securities:
Municipal bonds	$31,000	2.5%	$31,200	2.4%	$(200)	(0.6)%
Other	17,744	1.4%	17,744	1.4%	—	—%
Total investment securities held-to-maturity	$48,744	3.9%	$48,944	3.8%	$(200)	(0.4)%
Total investment securities	$1,259,409	100.0%	$1,303,831	100.0%	$(44,422)	(3.4)%
__________________
(1)Available-for-sale investment securities are reported at fair value and held-to-maturity investment securities are reported at amortized cost.
Total available-for-sale investment securities decreased $44.2 million, or 3.5%, from $1.3 billion as of December 31, 2025 to $1.2 billion as of June 30, 2026, primarily due to maturities of $262.5 million of U.S. Treasury and government agencies securities, partially offset by an increase in residential and commercial agency mortgage-backed securities of $220.7 million.
Held-to-maturity investment securities, before ACL - investment securities, remained relatively flat at $48.7 million as of June 30, 2026 compared to $48.9 million as of December 31, 2025.

The following table summarizes the amortized cost and their weighted average yields as of June 30, 2026, by contractual maturity. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	June 30, 2026
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield
U.S. Treasury and government agencies:
One year or less	$516,229	4.09%	$—	—%
One to five years	179,650	3.95%	—	—%
Five to ten years	—	—%	—	—%
After ten years	—	—%	—	—%
	$695,879	4.06%	$—	—%
Residential agency mortgage-backed:
One year or less	$—	—%	$—	—%
One to five years	71	1.60%	—	—%
Five to ten years	—	—%	—	—%
After ten years	316,656	4.39%	—	—%
	$316,727	4.39%	$—	—%
Commercial agency mortgage-backed:
One year or less	$—	—%	$—	—%
One to five years	18,805	4.74%	—	—%
Five to ten years	8,458	4.63%	—	—%
After ten years	158,572	5.04%	—	—%
	$185,835	4.99%	$—	—%
Municipal bonds:
One year or less	$—	—%	$—	—%
One to five years	3,075	3.24%	31,000	9.00%
Five to ten years	—	—%	—	—%
After ten years	6,406	2.92%	—	—%
	$9,481	3.03%	$31,000	9.00%
Other:
One year or less	$—	—%	$—	—%
One to five years	—	—%	—	—%
Five to ten years	5,000	3.87%	—	—%
After ten years	5,794	6.05%	17,744	5.62%
	$10,794	5.04%	$17,744	5.62%
Total investment securities	$1,218,716	4.28%	$48,744	7.77%

ACL - Investment Securities
The following table presents an analysis of the ACL on held-to-maturity investment securities as of and for the three months ended June 30, 2026 and March 31, 2026 and as of and for the six months ended June 30, 2026 and 2025:

	As of and For the Three Months Ended		As of and For the Six Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Held-to-maturity:
Average held-to-maturity investment securities outstanding	$48,942	$48,944	$48,943	$52,688
Total held-to-maturity investment securities outstanding at end of period	$48,744	$48,944	$48,744	$52,499

ACL - investment securities:
Balance at beginning of period	$110	$110	$110	$161
Balance at end of period	$110	$110	$110	$161

Ratio of allowance to total held-to-maturity investment securities at period end	0.23%	0.22%	0.23%	0.31%
Ratio of net charge-offs to average held-to-maturity investment securities	—%	—%	—%	—%
As of June 30, 2026, the ACL - held-to-maturity investment securities totaled $0.1 million, or 0.23% of held-to-maturity investment securities. As of March 31, 2026, the ACL - held-to-maturity investment securities totaled $0.1 million, or 0.22% of held-to-maturity investment securities.
The following table presents the allocation of the ACL on held-to-maturity investment securities by investment type:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total ACL - Investment Securities	Amount	% of Total ACL - Investment Securities
Municipal bonds	$66	60.0%	$66	60.0%
Other	44	40.0%	44	40.0%
Total	$110	100.0%	$110	100.0%
See Note 1 - Significant Accounting Policies to our Consolidated Financial Statements included in the Company’s Registration Statement on Form S-1 for further discussion of CPACE exposures.
Financing Receivables
Our financing receivables are comprised of CPACE-funded projects, which were categorized as financing receivables, based on the contract structure requirements of the municipality where the project is located. At the time of financing, CPACE financing receivables are classified as either held for investment at amortized cost or held-for-sale at lower of cost or fair value.
As of June 30, 2026, financing receivables, before ACL - financing receivables, totaled $37.0 million, a decrease of $5.9 million, or 13.8%, compared with $42.9 million as of December 31, 2025. As of June 30, 2026 and December 31, 2025, financing receivables represented 0.4% and 0.5% of total assets, respectively.

The following table summarizes our investment in financing receivables held for investment as of and for the three months ended June 30, 2026 and March 31, 2026, and as of and for the six months ended June 30, 2026 and 2025:

	As of and For the Three Months Ended		As of and For the Six Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Held for investment:
Average financing receivables held for investment outstanding	$37,054	$41,820	$39,424	$29,378
Total financing receivables held for investment outstanding at end of period	$36,965	$37,177	$36,965	$29,253

ACL - financing receivables:
Balance at beginning of period	$93	$108	$108	$74
Recovery of credit losses on financing receivables	—	(15)	(15)	—
Balance at end of period	$93	$93	$93	$74

Ratio of allowance to total financing receivables held for investment at period end	0.25%	0.25%	0.25%	0.25%
Ratio of net charge-offs to average financing receivables held for investment	—%	—%	—%	—%
All our financing receivables held-for-sale were transferred to financing receivables held for investment during the third quarter of 2025 due to a change in strategy related to our financing receivables portfolio. As of June 30, 2025, the carrying amount of financing receivables held-for-sale was $13.5 million. Average financing receivables held-for-sale outstanding during the six months ended June 30, 2025 was $13.7 million.
As of June 30, 2026, all of our financing receivables had contractual maturities of greater than ten years with a weighted-average yield of 6.09%. As of June 30, 2026 and December 31, 2025, no financing receivables were on non-accrual status or deemed non-performing assets.
See Note 1 - Significant Accounting Policies to our Consolidated Financial Statements included in the Company’s Registration Statement on Form S-1 for further discussion of CPACE exposures.
Deposits
Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits. We primarily source our deposits through our digital deposit platform underpinned by a modern core banking system that leverages advanced technology to provide a robust, scalable, and API-driven architecture that supports efficient operations and differentiated customer experience. We believe that digital deposits serve as our growth engine, providing scalable access to a vast national market beyond the reach of a legacy branch network and aligning with our lending capacity as consumer preferences shift to digital.
Deposits represent our primary source of funding and are an important component of our financial condition. Changes in deposit balances and mix are influenced by customer behavior, pricing strategies, interest rate movements, and competitive conditions. During periods of rising interest rates, customers may shift balances from non-interest-bearing deposits to interest-bearing or time deposit products, which can increase funding costs. We evaluate the stability, cost, and composition of deposits in managing liquidity and interest rate risk. Future deposit trends may affect our funding mix and could increase reliance on wholesale funding sources if deposit growth does not keep pace with asset growth.

The following table summarizes our deposit balances as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025		Change
(dollars in thousands)	Balance	% of total	Balance	% of total	$	%
Non-interest-bearing deposits	$435,065	6.0%	$372,444	5.5%	$62,621	16.8%
Interest-bearing deposits:
Demand	284,748	3.9%	275,259	4.1%	9,489	3.4%
Money market	1,394,865	19.2%	1,206,544	17.8%	188,321	15.6%
Savings	3,878,206	53.4%	3,500,532	51.6%	377,674	10.8%
Time deposits	1,272,951	17.5%	1,423,136	21.0%	(150,185)	(10.6)%
Total interest-bearing deposits	6,830,770	94.0%	6,405,471	94.5%	425,299	6.6%
Total deposits	$7,265,835	100.0%	$6,777,915	100.0%	$487,920	7.2%
Total deposits as of June 30, 2026 were $7.3 billion, an increase of $487.9 million, or 7.2%, compared with $6.8 billion as of December 31, 2025, primarily due to higher Digital Banking savings account deposits, institutional sweep money market deposits, and non-interest-bearing deposits, offset by a decrease in wholesale time deposits.
Wholesale time deposits, included in time deposits in the table above, decreased to $545.3 million as of June 30, 2026 from $692.2 million as of December 31, 2025, primarily due to maturing balances. Institutional sweep deposits, included in each of savings and money market in the table above, increased to $1.3 billion as of June 30, 2026, compared to $1.1 billion as of December 31, 2025, due primarily to the addition of a new relationship and the expansion of one existing relationship. All brokered time deposits, which are considered wholesale time deposits, and institutional sweep deposits are fully FDIC insured.
Non-interest-bearing deposits as of June 30, 2026, were $435.1 million, an increase of $62.6 million, or 16.8%, compared with $372.4 million as of December 31, 2025. Interest-bearing deposits were $6.8 billion as of June 30, 2026, an increase of $425.3 million, or 6.6%, compared with $6.4 billion as of December 31, 2025.
As of June 30, 2026, the estimated aggregate amount of uninsured deposits (deposits in amounts greater than $250,000 per depositor, per account ownership category, which is the maximum amount for federal deposit insurance) was $1.0 billion, which is 14.0% of total Bank deposits.
The following table sets forth the amount of time deposits that are $250,000 or greater, by time remaining until maturity:

(in thousands)	June 30, 2026
Three months or less	$24,091
Over three months through six months	36,968
Over six months through twelve months	108,548
Over twelve months	2,946
Total time deposits	$172,553

The daily average balances and weighted average rates paid on deposits for each of the three months ended June 30, 2026 and March 31, 2026, are presented below:

	For the Three Months Ended June 30, 2026			For the Three Months Ended March 31, 2026
(dollars in thousands)		Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Non-interest-bearing deposits	$408,649	$—	—%	$372,965	$—	—%
Interest-bearing deposits:
Demand	283,305	2,442	3.46%	280,987	2,433	3.51%
Money market	1,403,392	13,138	3.75%	1,322,061	12,189	3.74%
Savings	3,680,352	34,725	3.78%	3,538,759	33,108	3.79%
Time deposits	1,310,156	13,719	4.20%	1,398,063	14,565	4.23%
Total interest-bearing deposits	6,677,205	64,024	3.85%	6,539,870	62,295	3.86%
Total deposits	$7,085,854	$64,024	3.62%	$6,912,835	$62,295	3.65%
The ratio of average non-interest-bearing deposits to average total deposits for the three months ended June 30, 2026 and March 31, 2026, was 5.8%, and 5.4%, respectively.
The daily average balances and weighted average rates paid on deposits for each of the six months ended June 30, 2026 and 2025, are presented below:

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
(dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Non-interest-bearing deposits	$390,906	$—	—%	$252,346	$—	—%
Interest-bearing deposits:
Demand	282,152	4,875	3.48%	291,569	5,378	3.72%
Money market	1,362,951	25,327	3.75%	803,375	14,552	3.65%
Savings	3,609,947	67,833	3.79%	2,586,584	53,819	4.20%
Time deposits	1,353,867	28,284	4.21%	1,847,148	41,456	4.53%
Total interest-bearing deposits	6,608,917	126,319	3.85%	5,528,676	115,205	4.20%
Total deposits	$6,999,823	$126,319	3.64%	$5,781,022	$115,205	4.02%
The ratio of average non-interest-bearing deposits to average total deposits for the six months ended June 30, 2026 and 2025, was 5.6%, and 4.4%, respectively.
Borrowed Funds
Subordinated Debt
The following table provides information on subordinated debt as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
2019 Notes, due in 2029 (1)	25,000	25,000
2021 Notes, due in 2032, 4.00%	125,000	125,000
Other subordinated debt, due in 2033 (2)	3,000	3,000
Less: debt issuance costs and discounts	(1,819)	(1,997)
Total subordinated debt	$151,181	$151,003
__________________
(1)Borrowings bore interest at an effective rate of 8.05% and 8.18% as of June 30, 2026 and December 31, 2025, respectively.
(2)Borrowings bore interest at an effective rate of 7.31% and 7.47% as of June 30, 2026 and December 31, 2025, respectively.

We use subordinated debt as a supplemental source of funding to support balance sheet growth, liquidity management, and funding diversification. We evaluate the use of wholesale funding sources based on cost, maturity structure, and overall liquidity needs. Increased reliance on borrowings may result in higher interest expense and could impact net interest margin, particularly in a rising interest rate environment. Management seeks to balance the use of wholesale funding with deposit growth and other liquidity sources to maintain an appropriate funding profile.
In 2019, we issued $25.0 million of Fixed to Floating Rate Subordinated Notes (“2019 Notes”). The 2019 Notes are unsecured, mature on December 1, 2029, and paid an initial interest of 5.75% semi-annually, in arrears. Beginning on December 1, 2024, the 2019 Notes interest rate resets quarterly to an interest rate per annum equal to the three-month SOFR plus 439 basis points, paid quarterly in arrears. If the three-month SOFR is less than zero, the three-month SOFR shall be deemed to be zero. We may redeem the 2019 Notes at par.
In 2021, we issued $125.0 million of Fixed to Floating Rate Subordinated Notes (“2021 Notes”). The 2021 Notes are unsecured, mature on January 1, 2032 and pay an initial interest of 4.00% semi-annually through January 1, 2027, in arrears. Beginning on January 1, 2027, through the earlier of maturity date or the early redemption date, the interest rate will adjust quarterly equal to the three-month term SOFR plus 289 basis points, paid quarterly in arrears. The 2021 Notes are non-callable for the first five years; we have the option to redeem the 2021 Notes at par value, after five years from the date of issuance. The 2021 Notes are classified as Green Bonds in alignment with the International Capital Markets Association’s Green Bond Principles (2021).
We also have $3.0 million of other subordinated debt that has a 30-year term (matures on April 7, 2033), has no principal amortization and is guaranteed by us. As of June 30, 2026 and December 31, 2025, the other subordinated debt paid interest at the rate of SOFR plus 3.3%, which resets on a quarterly basis.
Our subordinated debt requires us to comply with specific covenants related to capitalization adequacy, regulatory enforcement actions, non-performing asset metrics, changes in key executive positions, and material changes in ownership. Additionally, in the event of default, our subordinated debt contains certain restrictions and limitations on dividend payments and our ability to repurchase our common stock. We were in compliance with all relevant covenants as of June 30, 2026 and December 31, 2025.
Other Borrowed Funds
On January 1, 2019, we entered into an Advances and Security Agreement with the FHLB of Atlanta, of which we are a member. Under the Advances and Security Agreement, availability to borrow funds from the FHLB must be secured with eligible collateral approved by the FHLB. As of June 30, 2026 and December 31, 2025, there was $423.4 million and $5.9 million, respectively, of stated potential borrowing capacity available based on $705.7 million and $8.8 million, respectively, of loans pledged as collateral under the Advances and Security Agreement. There were no borrowings outstanding under the Advances and Security Agreement as of June 30, 2026 or December 31, 2025.
We may also borrow funds through the Federal Reserve Bank’s discount window. The availability of the borrowings were secured by qualifying loans and investment securities with a balance of $2.1 billion and $3.9 billion as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, we had approximately $1.9 billion and $3.5 billion, respectively, in borrowing capacity available under these arrangement with no outstanding balance as of June 30, 2026 and December 31, 2025.
We maintain unsecured Fed Funds facilities with three other financial institutions in the aggregate amount of $90.0 million. As of June 30, 2026 and December 31, 2025, there were no borrowings outstanding under these facilities. We periodically borrow on the Fed Funds facilities in order to test the borrowing availability.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity involves our ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the business on an ongoing basis and manage unexpected events. In connection with managing our liquidity levels, we utilize a stress test framework that considers severely adverse economic conditions and assumptions. Our largest sources of liquidity include deposits, payments and maturities of outstanding loans, sales of loans, and maturities or sales of available-for-sale securities. We believe these sources will be sufficient to meet our liquidity needs over the next twelve months; however, our long-term liquidity position is dependent on our ability to sustain deposit growth and our ability to continue to source digital deposits as our balance sheet continues to grow. While scheduled loan payments and maturing available-for-sale securities are relatively predictable sources of liquidity, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally hold excess funds as reserve deposits with the Federal Reserve Bank. We use cash generated through online deposits, our largest funding source, business customer deposits, and wholesale funds, to offset the cash utilized in lending and investing activities. Our short-term interest-earning available-for-sale securities are used to provide liquidity for lending and other operational requirements. During the three months ended June 30, 2026 and March 31, 2026, and during the six months ended June 30, 2026 and June 30, 2025, our liquidity needs have primarily been met through strong deposit growth, and from loan principal paydowns and interest payments received. Management expects deposits to remain the primary source of liquidity, however, future deposit growth may be affected by changes in interest rates, competitive pressures, or shifts in customer preferences, which could increase our reliance on wholesale funding sources in the future.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested. Average assets totaled $8.2 billion for the three months ended June 30, 2026, compared to $8.0 billion for the three months ended March 31, 2026, and $8.1 billion for the six months ended June 30, 2026 compared to $6.8 billion for the six months ended June 30, 2025.

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Sources of funds:
Deposits:
Non-interest-bearing	$408,649	$372,965	$390,906	$252,346
Interest-bearing	6,677,205	6,539,870	6,608,917	5,528,676
Subordinated debt, net	151,123	151,034	151,078	174,488
Other borrowings	—	—	—	56,389
Other liabilities	113,261	119,506	116,416	73,932
Stockholders’ equity	872,759	839,162	855,958	748,175
Total sources of funds	$8,222,997	$8,022,537	$8,123,275	$6,834,006

Uses of funds:
Total loans	$5,837,548	$5,615,729	$5,727,252	$4,530,618
ACL	(53,328)	(52,686)	(53,009)	(43,706)
Total investment securities	1,263,848	1,291,428	1,277,562	1,404,102
Interest-bearing deposits with banks	787,320	836,173	811,610	666,536
Other earning assets	50,661	55,017	52,827	58,364
Other assets	336,948	276,876	307,033	218,093
Total uses of funds	$8,222,997	$8,022,537	$8,123,275	$6,834,007

Average non-interest-bearing deposits to average deposits	5.77%	5.40%	5.58%	4.37%
Average loans to average deposits	82.38%	81.24%	81.82%	78.37%
Our largest source of funds is deposits, and our largest use of funds is loans. Our average deposits were $7.1 billion, an increase of 2.5%, for the three months ended June 30, 2026 compared with the three months ended March 31, 2026. Our average loans were $5.8 billion, an increase of 3.9% for the three months ended June 30, 2026 compared with the three months ended March 31, 2026. Our average deposits were $7.0 billion, an increase of 21.1%, for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. Our average loans were $5.7 billion, an increase of 26.4% for the six months ended June 30, 2026 compared with the six months ended June 30, 2025.
As of June 30, 2026, we had a maximum borrowing capacity of $423.4 million under the Advances and Security Agreement. As of June 30, 2026, there were no borrowings outstanding under the Advances and Security Agreement. We also had a maximum borrowing capacity of $1.9 billion through the Federal Reserve Bank’s discount window, and no borrowings outstanding as of June 30, 2026. Our Fed Funds facilities with three other financial institutions had $90.0 million borrowing capacity as of June 30, 2026, and there were no borrowings outstanding under these facilities. Borrowing under these facilities are not secured by collateral.
Additionally, we may sell investment securities available-for-sale from our portfolio as a source of liquidity, if necessary. As of June 30, 2026, we had investment securities available-for-sale with a fair value of $1.2 billion, of which there are investment securities maturing within the next twelve months with a fair value of $516.5 million. As of June 30, 2026, a large portion of our portfolio was invested in U.S. Treasury securities. Our investment securities available-for-sale portfolio had an expected weighted average life, assuming current prepayment speed assumptions, of 2.9 years as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, we had outstanding $1.1 billion and $787.0 million, respectively, in commitments to extend credit and $9.9 million and $20.2 million, respectively, in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. A significant portion of our outstanding commitments could be drawn upon in periods of economic stress, which could require us to obtain additional funding from deposits or wholesale funding sources.
As of June 30, 2026 and December 31, 2025, we had no identified capital expenditure commitments that we currently expect to have a material impact on liquidity; however, future loan growth, changes in funding costs, or adverse economic conditions could increase our cash requirements.
Off-balance Sheet Arrangements
In the normal course of business, we will enter into various transactions, which, in accordance with GAAP, are not included in our Consolidated Balance Sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets.
Commitments associated with letters of credit and commitments to extend credit may expire unused, therefore, the amounts shown do not necessarily reflect the actual future cash funding requirements. A summary of financial instruments with off-balance sheet credit risk as of June 30, 2026 and December 31, 2025 are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Commercial real estate development and construction	$201,042	$179,439
Residential real estate development and construction	—	682
Lines of credit, primarily business lines	867,830	606,921
Standby letters of credit	9,893	20,195
Total commitments to extend credit and available lines of credit	$1,078,765	$807,237
As of June 30, 2026 and December 31, 2025, the total reserve for unfunded commitments was $3.6 million and $2.7 million, respectively, which is included in Other liabilities in the Consolidated Balance Sheets.
The following table summarizes the provision for credit losses on unfunded commitments for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Provision for credit losses on unfunded commitments	$1,378	$955	$982	$933
The provision for credit losses on unfunded commitments was $1.4 million for the three months ended June 30, 2026 and was driven primarily by an increase in unfunded commitments with a higher reserve factor and higher projected funding rate during the quarter.
The provision for credit losses on unfunded commitments is included in Provision for credit losses in the Consolidated Statements of Income.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by management, upon extension of credit, is based on management’s credit evaluation of the customer.
Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third-party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include CRE, physical plant and property, inventory, receivables, cash and marketable securities. The credit risk to us in issuing letters of credit is essentially the same as that involved in extending loan facilities to our customers.
Capital Resources
Capital management consists of providing equity to support our current and future operations. The federal bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum qualifying regulatory capital relative to the amount and types of assets they hold. As a bank holding company and an FDIC-insured state non-member bank, the Company and the Bank (respectively) are subject to regulatory capital requirements.
Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about qualifying capital components, risk weighting (where applicable) and other factors. Management believes that current capital levels are sufficient to support anticipated growth, absorb potential losses, and comply with regulatory requirements. Future capital needs will depend on earnings performance, asset growth, credit quality trends, and regulatory developments. In connection with managing our capital levels, we utilize a stress test framework that considers severely adverse economic conditions and assumptions.
In 2019, the federal banking agencies jointly issued a final rule to provide a simple measure of capital adequacy, the CBLR framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The CBLR framework is optional and is available to depository institutions and depository institution holding companies that have less than $10 billion in average total consolidated assets and meet other qualifying criteria.
The CBLR framework removes the requirement for qualifying community banking organizations to calculate and report risk-based capital, instead requiring only that qualifying community banking organizations calculate and report a Tier 1 leverage ratio. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% (or 8% following July 1, 2026, as described below) will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies' capital rules (generally applicable rule) and, if applicable, will be considered to have met the capital ratio requirements to be considered “well capitalized” for purposes of the applicable “prompt corrective action” rules under the FDI Act. The CBLR rules allow for a two-quarter grace period (or four-quarter grace period following July 1, 2026, as described below) to correct a ratio that falls below the required amount, provided that the bank or bank holding company maintains a leverage ratio of greater than 8% (or 7% following July 1, 2026).
In April 2026, the federal banking agencies jointly finalized changes to the CBLR framework that will, effective July 1, 2026, lower the minimum Tier 1 leverage ratio requirement for qualifying community banking organizations from greater than 9% to greater than 8%, and revise the “grace period” for a bank that elects to use the CBLR framework but temporarily fails to meet all of the qualifying criteria, including the leverage ratio requirement, to provide that the community bank will have a four-quarter grace period (up from the two-quarter grace period under the CBLR rules prior to such amendments) to return to compliance, provided the community bank maintains a leverage ratio greater than 7% (down from an 8% grace-period requirement under the CBLR rules prior to such amendments).
Under the current CBLR rules, a qualifying community banking organization can opt out of the CBLR framework and revert back to the risk-based framework without restriction. As of June 30, 2026 and December 31,

2025, each of the Company and Bank was a qualifying community banking organization as defined by applicable regulations of the federal banking agencies and elected to measure capital adequacy under the CBLR framework. Management regularly evaluates whether continued use of the CBLR framework remains appropriate based on asset growth, balance sheet composition, and strategic objectives.
Total stockholders’ equity increased to $967.2 million as of June 30, 2026, compared to $822.4 million as of December 31, 2025, an increase of $144.7 million, or 17.6%. The increase from December 31, 2025 to June 30, 2026, was primarily due to the issuance of 7,900,000 shares of Voting Common Stock for net proceeds of $131.0 million during the second quarter of 2026, stock-based compensation, and net comprehensive income for the six months ended June 30, 2026.

The following table presents as of June 30, 2026 and December 31, 2025, the Company’s and the Bank’s actual and required capital amounts and leverage ratios. The table also includes the actual amounts and risk-weighted ratios which we are opting to disclose as of June 30, 2026 and December 31, 2025:

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions (CBLR Framework)
(dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2026:
Required under CBLR framework:
Tier 1 leverage ratio:
Company	$841,241	10.38%	$729,154	9.00%
Bank	$909,300	11.24%	$727,930	9.00%
Optional under CBLR framework:
Total capital to risk-weighted assets ratio:
Company	$1,041,003	16.05%	N/A	N/A
Bank	$967,774	14.98%	N/A	N/A
Tier 1 capital to risk-weighted assets ratio:
Company	$841,241	12.97%	N/A	N/A
Bank	$909,300	14.08%	N/A	N/A
Common Equity Tier 1 to risk weighted-assets ratio:
Company	$841,241	12.97%	N/A	N/A
Bank	$909,300	14.08%	N/A	N/A

As of December 31, 2025:
Required under CBLR framework:
Tier 1 leverage ratio:
Company	$748,650	9.79%	$688,367	9.00%
Bank	$848,960	11.11%	$687,907	9.00%
Optional under CBLR framework:
Total capital to risk-weighted assets ratio:
Company	$934,965	15.89%	N/A	N/A
Bank	$894,305	15.14%	N/A	N/A
Tier 1 capital to risk-weighted assets ratio:
Company	$748,650	12.72%	N/A	N/A
Bank	$848,960	14.37%	N/A	N/A
Common Equity Tier 1 to risk weighted-assets ratio:
Company	$748,650	12.72%	N/A	N/A
Bank	$848,960	14.37%	N/A	N/A
The Company’s regulatory capital ratios were modestly higher as of June 30, 2026 compared to December 31, 2025, while the Bank’s risk-based regulatory capital ratios were modestly lower and its Tier 1 leverage ratio was modestly higher in the period. The capital ratios in the table above do not reflect the impact of the over allotment option that was exercised in July 2026.

The increase in the Company’s regulatory capital ratios was primarily due the $131.0 million of net proceeds from the IPO during the second quarter of 2026 and the impact of earnings for the six months ended June 30, 2026. The Bank’s regulatory capital ratios benefited from $90.0 million of investment from the Parent during the second quarter of 2026 and the impact of earnings for the six months ended June 30, 2026. These increases in regulatory capital were offset for both the Company and the Bank by growth in risk-weighted assets and total assets during the six months ended June 30, 2026, and due to our decision to not reduce the tax carry-forward deduction in regulatory capital by the amount of the deferred credit liability established in connection with the Solar Servicing business acquisition completed during the third quarter of 2025. We made this decision in April 2026 based on a revised interpretation of the regulatory capital instructions subsequent to the completion of the audit of our Consolidated Financial Statements for the period ended December 31, 2025, and the change was applied beginning with our March 31, 2026 regulatory reporting and will be applied to all prospective regulatory reports. If we had applied this interpretation as of December 31, 2025, our Tier 1 leverage ratio, Total capital to risk-weighted assets ratio, Tier 1 capital to risk-weighted assets ratio and Common Equity Tier 1 to risk-weighted asset ratio as of such date would have been 9.08%, 14.97%, 11.80%, and 11.80% for the Company, and 10.40%, 14.22%, 13.45% and 13.45% for the Bank, respectively.
INTEREST RATE SENSITIVITY AND MARKET RISK
Interest Rate Sensitivity
As a financial institution, the primary component of our market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on our assets and liabilities, and the market value of assets and liabilities. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. Our objective in managing interest rate risk is to maintain a balance between optimizing net interest income and limiting volatility in earnings and capital across a range of interest rate environments. We seek to manage interest rate risk in a manner consistent with our overall risk appetite, liquidity needs, and capital objectives.
We manage our exposure to interest rates by structuring the balance sheet in the ordinary course of business. Though we have not historically entered into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk, we may enter into such instruments in the future. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
While the Company and Bank boards of directors are ultimately responsible for ensuring interest rate risk is managed safely, and for monitoring the Company’s financial position and performance, the Company and Bank boards of directors have delegated oversight of interest rate risk to their respective Risk Committees. The day-to-day management of interest rate risk has been delegated to the Bank’s Management Asset Liability Committee, which is composed of senior management and operates under policies approved by the Company and Bank boards of directors. The Management Asset Liability Committee meets regularly to review interest rate risk metrics, balance sheet composition, model results and compliance with internal risk limits. In determining appropriate interest rate risk positions, the Management Asset Liability Committee considers, among other factors:
•Current and projected interest rate environments
•Loan and deposit growth assumptions
•Deposit pricing behavior and competitive dynamics
•Prepayment speeds and loan repricing characteristics
•Liquidity and capital levels
•Stress and sensitivity analysis results

The Management Asset Liability Committee formulates strategies based on appropriate levels of interest rate risk which are primarily measured based on measuring the impact of changes in interest rates on net interest income and Economic Value of Equity.
At least quarterly, we measure our interest rate risk position using net interest income and Economic Value of Equity sensitivities. Net interest income sensitivity is based on an earnings simulation that compares net interest income under non-baseline interest rate scenarios to the baseline net interest income earnings simulation and is measured as a percentage variance to baseline net interest income. Economic Value of Equity is a net present value (“economic value”) simulation that compares the economic value of assets and liabilities—economic value of equity results by subtracting economic value of liabilities from economic value of assets—under various non-baseline interest rate scenarios to the baseline Economic Value of Equity and is measured as a percentage variance to baseline Economic Value of Equity. Net interest income sensitivity is generally considered a short-term measure of interest rate risk as it is based on earnings sensitivity over a defined period of time whereas Economic Value of Equity is a long-term measure of interest rate risk as it is a net present value which considers the present value of all future cash flows on assets and liabilities through their lives.
The Management Asset Liability Committee manages interest rate risk in accordance with the Interest Rate Risk Policy which is a board-approved policy that is reviewed at least annually. The Interest Rate Risk Policy establishes thresholds for managing and reporting interest rate risk, including limits for net interest income and Economic Value of Equity sensitivity for interest rate changes of different magnitude, direction, or speed.
Modeling of net interest income and Economic Value of Equity uses both actual instrument-level data as well as assumptions. These assumptions include deposit decays, deposit betas, deposit floors, prepayment speeds, new volume pricing, and discount rates. These assumptions are based on historical observations, relevant third-party data, and management judgment. Most assumptions vary by interest rate scenario based on historical observations, relevant third-party data, and management judgment. Given the use of assumptions and management judgment, the net interest income and Economic Value of Equity models and processes are subject to independent review by both internal and external parties.
The Interest Rate Risk Policy requires net interest income simulations to be conducted using both a static balance sheet and a strategy balance sheet. Under a static balance sheet, balance sheet categories are kept flat across the horizon except for cash and retained earnings which are dynamic based on cash flows and earnings in the scenario. Under a strategy balance sheet, management projects dynamic balances based on its forecasted path of the balance sheet which may involve some balance sheet categories increasing and some categories decreasing. The net interest income sensitivity table below uses a static balance sheet. Interest rates in the baseline are kept constant with their values at the balance sheet date and for the non-baseline scenarios, all interest rates are shocked immediately up or down by the amounts shown in the table. Resulting twelve-month net interest income in each of the shock scenarios is then compared to the baseline twelve-month net interest income to establish net interest income sensitivity. Market interest rates do not go below zero in any of the shocks.
For Economic Value of Equity simulations, existing assets and liabilities run off over their modeled lives without inclusion of any new volume. The cash flows on assets and liabilities are discounted to present value to generate net present values of cash flows from assets and liabilities for the baseline scenario. Interest rates are then shocked up and down according to the Economic Value of Equity sensitivity table below and cash flows on assets and liabilities are discounted to present value to generate net present value of cash flows from assets and liabilities for each of the shock scenarios. The resulting Economic Value of Equity in each shock scenario is then compared to the baseline Economic Value of Equity to establish sensitivities.
The following table summarizes the simulated change in net interest income over a 12-month horizon as of June 30, 2026 and December 31, 2025:

Change in interest rates:	+ 200bp	+ 100bp	- 100bp	- 200bp
June 30, 2026	7%	4%	(2)%	(1)%
December 31, 2025	8%	4%	(4)%	(9)%

The table above indicates for the periods presented that our static balance sheet net interest income is asset-sensitive which means that we benefit from rising rates as assets reprice faster than liabilities. This is primarily due to the variable rate nature of the loan portfolio and a relatively short investment portfolio duration as well as the impact of funding from non-interest-bearing sources and deposit betas that do not move to the same degree as market rates. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies. We were less asset-sensitive as of June 30, 2026, compared to December 31, 2025, given increased duration in the investment portfolio, a more variable rate funding mix, and a larger impact from contractual loan floors.
The following table summarizes the simulated change in Economic Value of Equity over a 12-month horizon as of June 30, 2026 and December 31, 2025:

Change in interest rates:	+ 200bp	+ 100bp	- 100bp	- 200bp
June 30, 2026	(4)%	(2)%	0%	0%
December 31, 2025	(2)%	(1)%	(1)%	(1)%
The table indicates that our Economic Value of Equity for the periods presented is not materially impacted by changes in interest rates, which is primarily due to the short and matched duration of our assets and liabilities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As discussed above, the primary component of our market risk is interest rate volatility and inflationary pressures. We do not have material exposure to foreign currency exchange risk, commodity price risk, or equity price risk. For information regarding the market risk of the Company’s financial instruments, see Item 2 - Interest Rate Sensitivity and Market Risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarterly period ended June 30, 2026. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For information on Forbright’s legal proceedings, refer to Note 14 – Financial Instruments with Off-Balance Sheet Risk, Commitments and Contingencies to the unaudited consolidated financial statements.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Report, including the section titled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and our consolidated financial statements and related notes. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial conditions or results of operations. In such case, the trading price of our Class A common stock could decline, and you may lose some or all of your investment.
Risk Factor Summary
Our business is subject to a number of risks and uncertainties, as more fully described under “Risk Factors” in this Report. These risks could materially and adversely impact our business, financial condition, and results of operations, which could cause the trading price of our common stock to decline and could result in a loss of all or part of your investment. Some of these risks include:
•Our future success is dependent on our ability to compete effectively in a highly competitive industry.
•The middle-market businesses which we target may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan.
•We depend on the accuracy and completeness of information about clients and counterparties, which, if incorrect or incomplete, could harm our earnings.
•New lines of business, new products and services, strategic project initiatives or new partnerships may subject us to additional risks.
•We have a net deferred tax asset that may not be fully realized.
•We face significant operational risks, including fraud and loss due to execution errors, data processing and technology errors.
•Our risk management framework may not be effective in mitigating risks and/or losses to us.
•We are subject to risk arising from failure or circumvention of our controls and procedures.
•Our accounting estimates and risk management processes rely on analytical and forecasting techniques, models and judgment, which may inadequately measure risk.
•We rely heavily on our senior management team, particularly John Delaney, and other key employees.
•Managing reputational risk is important to attracting and maintaining clients, investors and employees, and damage to our reputation could have an adverse effect on us.
•Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

•System failures in, or cybersecurity breaches of, our network security or other information technology systems could subject us to increased operating costs as well as litigation, damage to our reputation and other potential losses.
•We may not be able to measure and manage our credit risk adequately.
•Our ACL may prove to be insufficient to cover actual credit losses.
•We are subject to interest rate risk.
•Our lender finance and fund finance lending strategies may expose us to increased credit risks.
•Our healthcare finance strategy exposes us to operational complexity and changes in government payment rates that could adversely affect our results of operations.
•Our underwriting practices may not protect us against losses in our loan portfolio.
•Our largest loan relationships make up a material percentage of our total loan portfolio and credit risks relating to these would have a disproportionate impact on our business, financial condition and results of operations.
•Repayment of our construction and development loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.
•We are dependent on the use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular.
•The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, OREO and repossessed personal property may not accurately describe the net value of the asset.
•We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, including risks related to environmental laws and enforcement thereof, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
•We may not be able to develop and maintain a strong core deposit base or other low-cost funding sources.
•Liquidity needs could adversely affect our business, financial condition and results of operations.
•Problems encountered by, or adverse news concerning, other financial institutions may adversely affect financial and capital markets generally as well as the Bank.
•We are subject to capital adequacy standards and, if we fail to meet these standards, or more stringent standards in the future, we will be subject to restrictions on our ability to make capital distributions and other restrictions.
•The Federal Reserve may require us to commit capital resources to support the Bank.
•Our operations may require us to raise additional capital, which may result in dilution to our then-existing stockholders and may not be available when it is needed, or at all.
•We are subject to extensive regulation and supervision, which could limit or restrict our activities and negatively impact our financial performance.
•As a result of our expanding national presence, we operate a nationwide business and are required to comply with significantly more state laws and regulations.

•Future sales of our Class A common stock in the public market could lower our stock price, and any increase in shares issued as part of our equity-based compensation plans or for other purposes may dilute your ownership in us.
Risks Related to Our Operations
Our future success is dependent on our ability to compete effectively in a highly competitive industry.
We compete for attracting deposits, making loans and conducting other financing initiatives. In addition to our many competitors in the banking sector, our principal non-bank competitors are private credit funds, credit unions, and savings and loan associations, including large national financial institutions. We also compete with fintech companies, consumer financial companies, and other non-bank providers of financial services. Many of our competitors are larger than us, have more resources, greater brand recognition, and more extensive and established footprints than we do and may be able to attract customers and consumers more effectively than we can. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing, and may better afford and make broader use of media advertising, support services and technology than we do. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We compete with these other financial institutions both in attracting deposits, making loans and other financing initiatives. We expect competition to continue to increase as a result of legislative, regulatory and technological changes, the continuing trend of consolidation in the financial services industry and the emergence of alternative providers of traditional banking products and services. Our profitability in large part depends upon our continued ability to compete successfully with traditional and new financial services providers, some of which maintain a physical presence and others of which maintain only a virtual presence. An increase in competition could require us to increase the rates we pay on deposits and/or lower the rates that we offer on loans, which could reduce our profitability.
The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchains, as well as advances in robotic process automation and AI, could significantly affect the competition for financial services. For example, growth in cryptocurrency and DeFi could reduce traditional banking deposits and income streams, challenging our ability to attract and retain consumers. A substantial shift of consumer deposits to these alternative products could adversely affect our liquidity position, funding costs, and overall financial stability. Regulatory uncertainty regarding cryptocurrency and DeFi could further complicate our strategic decisions, increase compliance costs, and potentially expose us to reputational and operational risks.
Furthermore, we operate in a highly competitive industry that could become even more competitive as a result of continued industry consolidation. This consolidation may produce larger, better capitalized and more diversified companies that are capable of offering a wider array of financial products and services at more competitive prices due to cost savings and shared resources.
Our profitability in large part depends upon our continued ability to compete successfully with traditional and new financial services providers. Our ability to compete successfully depends on a number of factors, including, among other things: (i) the ability to develop, maintain and build long-term customer relationships based on top quality service and high ethical standards; (ii) the scope, relevance and pricing of products and services offered to meet customer needs and demands; (iii) the rate at which we introduce new products and services relative to our competitors; and (iv) consumer satisfaction with our level of service. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The middle-market businesses which we target may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan.
Our primary lending strategy is to serve the banking and financial services needs of middle-market businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than such competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair their ability as a borrower to repay a loan.
In addition, the success of middle-market businesses often depends on the management skills, talents and efforts of a smaller group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the industries we serve or any of our borrowers otherwise are affected by adverse business developments, our middle-market borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require significant additional provisions for credit losses, resulting in an adverse effect on our business, financial condition and results of operations.
We depend on the accuracy and completeness of information about clients and counterparties, which, if incorrect or incomplete, could harm our earnings.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of customers, counterparties or other third parties, such as independent auditors as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite, and service loans. Our business, financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on information provided to us, such as financial statements that do not comply with GAAP, that is materially misleading.
New lines of business, new products and services, strategic project initiatives or new partnerships may subject us to additional risks.
Our growth strategy is primarily organic - requiring continued expansion in loan production, market penetration and product development. From time to time, we may seek to implement new lines of business or offer new products and services within existing lines of business, which exposes us to execution, operational and regulatory risks. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. If development or implementation efforts are delayed or unsuccessful, we may be unable to achieve pricing and profitability targets, which could materially affect our operating results. New lines of business and/or new products or services also could subject us to additional regulatory requirements, increased scrutiny by our regulators and other legal risks.
Additionally, we have undertaken, and expect to continue to undertake, strategic project initiatives, including, but not limited to, payment processing, investment in technology, process improvement, client experience and fintech partnerships and acquisitions. Significant effort and resources are necessary to manage and oversee the successful completion of these initiatives. These initiatives can place significant demands on a limited number of employees with subject matter expertise and management and may involve significant costs to implement as well as increase operational risk as employees learn to process transactions under new systems. The failure to properly execute on these strategic initiatives could adversely impact our business and results of operations.
We have in the past, and may in the future, partner with fintech providers to distribute or market our products and services. Bank regulators have, and may in the future, hold banks responsible for the activities of these fintech companies, including under the federal Bank Secrecy Act of 1970 (“BSA”), the CRA or in respect of anti-money laundering and consumer compliance matters, or may take the view that these relationships present safety and soundness issues.
New products and services, or entrance into new markets or lines of business, are carefully scrutinized by regulatory agencies and may require substantial time, resources and capital, and profitability targets may not be achieved or risks associated with such new services or product offerings may not be properly managed. In June 2023, the federal bank regulatory agencies issued new guidance regarding risk management associated with third-party relationships, which, among other things, offered the agencies’ views on sound risk management principles for banking organizations when developing and implementing risk management practices for all stages in the life cycle of third-party relationships. The guidance provided that the use of third parties, especially those using new technologies, may present elevated risks to banking organizations and their customers, including operational, compliance, and strategic risks. Even if we believe we have properly identified risks associated with such partnerships, and that we have an effective risk management program in place to manage and supervise such third-party relationships and associated risks, no assurances can be provided that our state and federal banking regulators will agree with our assessments or not find deficiencies in our risk management program(s) or that our risk management and compliance programs will in fact prove to be effective.
Failure to properly manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our business, financial condition and results of operations.
We have a net deferred tax asset that may not be fully realized.
We have a net deferred tax asset in the form of a net operating loss carryforward and cannot assure that it will be fully realized.
The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under GAAP to establish a full or partial valuation allowance. If we are required to establish a full or partial valuation allowance, we will incur a charge to operations, which could negatively impact our earnings. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. This determination requires us to apply significant judgment and is inherently speculative because it requires estimates and assumptions about our future taxable income that cannot be made with certainty. In addition, changes in tax laws and regulations applicable to us could result in our estimates and assumptions about our future taxable income becoming inaccurate.
Our ability to use our deferred tax asset to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Code. If we have an “ownership change” on or prior to September 22, 2027, then all unused net operating loss carryforwards would be foregone, and if such event occurs after such date, we would be subject to the general rules in connection with an “ownership change.” In general, an “ownership change” will occur if the ownership of our stock by certain stockholders or groups of stockholders increases by more than 50% over a rolling three-year period. Due to the complexity of Section 382, it is difficult to conclude with certainty at any given point in time whether an ownership change has occurred. Additionally, while there are transfer restrictions in place under our Amended Certificate of Incorporation that we believe help preserve our ability to use our deferred tax assets, each of CB (defined below), GPC (defined below) and BVA (defined below) is individually entitled, pursuant to the applicable Investor Rights Agreement, to transfer up to 40% of the common stock held by them as of the date of such Investor Rights Agreement notwithstanding the limitations in our Amended Certificate of Incorporation (collectively, the “Investor Transfer Exception”). Given the complexity of Section 382, we are unable to provide assurance that transfers pursuant to the Investor Transfer Exception will not adversely affect our ability to use our deferred tax assets to offset future taxable income, and the ability of certain stockholders to utilize the Investor Transfer Exception may increase the risk that we experience an “ownership change” as defined in Section 382 of the Code which adversely affects our ability to use our deferred tax assets to offset future taxable income. Our ability to use our deferred tax assets to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future, some of which may be outside of our control. Furthermore, our ability to utilize deferred tax assets of companies that we have acquired or may acquire may be subject to limitations.
We face significant operational risks, including fraud and loss due to execution errors, data processing and technology errors.
Because we operate many different financial service functions, including an expanding slate of digital banking services, we rely on the ability of our employees, third-party vendors and information technology systems to process a significant number of transactions and manage multiple products and technologies, and therefore face significant operational risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors, or hacking and breaches of internal control systems. In particular, it is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.
As a financial institution, we are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers, consumers and other third parties targeting us, our customers, our consumers or our data (including the data we hold on behalf of our customers and consumers). Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. With the advent and growth of our digital deposit platform and related services, the opportunity for, and our vulnerability to, such fraudulent activity is increased. Although we maintain policies and internal controls designed to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud.
Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee errors, tampering or manipulation of those systems will result in losses that are difficult to detect. Employee error or misconduct could also subject us to financial claims. If our internal control systems fail to prevent or detect an occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if insurance coverage is denied or not available, it could have an adverse effect on our business, financial condition and results of operations.
Negative publicity resulting from the realization of such risks, whether or not accurate, may damage our reputation, which could have an adverse effect on our business, financial condition and results of operations.
Our risk management framework may not be effective in mitigating risks and/or losses to us.
In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures, and systems designed to identify, monitor, and control our exposure to material risks, including credit, strategic, liquidity, interest rate, operational, compliance and reputational risks. Our risk management methods may prove to be ineffective due to their design, implementation or the degree to which we adhere to them, as a result of inadequate, inaccurate, or untimely information, changes in tactics employed by external bad actors or other factors.
If our risk management efforts are ineffective or fail to mitigate our exposure in all economic or market environments, including risks that we may fail to identify or anticipate, we could suffer losses, become subject to litigation, particularly from our customers, or incur regulatory sanctions or fines, any of which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risk arising from failure or circumvention of our controls and procedures.
Our internal controls, including fraud detection controls and procedures, disclosure controls and procedures and corporate governance processes are based in part on certain assumptions and provide only reasonable, not absolute, assurance that their objectives are achieved. Failure, circumvention, or noncompliance with our controls and procedures or applicable regulations could have a material adverse effect on our reputation, business, financial condition and results of operations, including through litigation, regulatory fines, penalties or other sanctions. Furthermore, notwithstanding advances in technology and control systems, our operations ultimately rely on people, who may make errors or engage in violations or misconduct that our controls may not always prevent or detect. Human errors, malfeasance or other misconduct, even if promptly identified and remediated, could result in reputational harm or legal risk and have a material adverse effect on our business, financial condition and results of operations.
Our accounting estimates and risk management processes rely on analytical and forecasting techniques, models and judgment, which may inadequately measure risk.
Our accounting policies and methods are critical to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods to comply with GAAP and present our financial condition and results appropriately. In some cases, management must select among two or more alternative accounting policies or methods, any of which may be reasonable under the circumstances but which could result in materially different reported results.
Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in this Report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our possible need to revise or, if in error, restate prior period financial statements, cause damage to our reputation and the price of our Class A common stock and adversely affect our business, financial condition and results of operations.
As noted above, our critical accounting policies require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include ACL and the realizability of the net operating loss portion of our deferred tax assets. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the ACL or sustain loan losses that are significantly higher than the reserve provided or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition and results of operations.
We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items.
The nature of our business makes us subject to an extensive body of accounting rules and best practices in the United States. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our consolidated financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. These changes could adversely affect our capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have an adverse effect on our business, financial condition and results of operations.
We rely heavily on our senior management team, particularly John Delaney, and other key employees.
Our success depends largely on the continued service of certain members of our leadership team. In particular, we are highly dependent on the services of John Delaney, our Chief Executive Officer. Members of our leadership team, both individually and collectively, play an integral role in the development and growth of our company. We also rely on our leadership team in operating our business and identifying strategic initiatives.
While we have entered into employment agreements with certain of our senior officers and other key employees, such officers can terminate such agreements in accordance with their terms, and we cannot ensure that we will be able to retain the services of any members of our management team or other key employees. The unexpected loss of any of our key employees could have a material adverse effect on our business and operations.
Our future success also depends on our continuing ability to attract, develop, motivate and retain key employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The market for qualified individuals is highly competitive and as a result, we may not be able to attract and retain key employees, including qualified officers and candidates. Failure to attract and retain a qualified management team and qualified key employees could have an adverse effect on our business, financial condition and results of operations.
Managing reputational risk is important to attracting and maintaining clients, investors and employees, and damage to our reputation could have an adverse effect on us.
A key differentiating factor for our business is our strong reputation. Maintaining a positive reputation is critical to attracting and retaining our valued customers and consumers, investors and employees. Adverse perceptions of us could impair our ability to execute our strategy.
Maintaining and developing our brand is critical to building trust with our consumer and customer bases. Brand recognition may help reduce customer acquisition costs and support customer loyalty. Maintaining and developing our brand will depend largely on our ability to continue to provide high quality products and services at cost-effective and competitive prices, as well as after-sale consumer and customer service. While we intend to continue investing in our brand, no assurance can be given as to the success of these investments. If we fail to maintain and develop our brand, incur excessive expenses in this effort, or if our reputation is otherwise tainted, it could materially impact our ability to raise deposits from consumers nationwide, which is critical to our funding, and could also otherwise materially impact our business, financial condition and results of operations.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, regulatory investigations, supervision deficiencies, marketplace rumors and questionable or fraudulent activities of our clients. We have policies and procedures in place to promote ethical conduct and protect our reputation. However, these policies and procedures may not be fully effective and cannot protect against all threats to our reputation. Negative publicity regarding financial institutions, our business, employees, or clients, with or without merit, may result in the loss of clients, investors and employees, costly litigation, a decline in revenues, and/or increased governmental oversight.
If the public perception of financial institutions remains negative, then our reputation and business may be adversely affected by negative publicity or information regarding our business and personnel, whether or not accurate or true. For example, negative information about financial institutions has in the past been, and may in the future be, posted on social media or other Internet forums or published by news organizations and the speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risks relating to negative publicity. “-Risks Related to Funding and Liquidity-Problems encountered by, or adverse news concerning, other financial institutions may adversely affect financial and capital markets generally as well as the Bank.”
Moreover, our customers, consumers, stockholders, employees, regulators, and other stakeholders have diverse expectations, demands, and perspectives on a range of topics, including sustainability-related topics, which are continuing to evolve and, in some cases, diverge. We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could harm our reputation, reduce customer demand for our products and services, and subject us to legal and operational risks.
Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.
We outsource some of our operational activities and accordingly depend on relationships with third-party providers for services, such as core systems support, informational website hosting, internet services, online account opening and other processing services. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems, many of which also depend on third-party providers. The failure of these third-party systems, a cybersecurity incident involving any of our third-party service providers, which they have experienced in the past, deterioration in the quality of their service or performance or the termination or change in terms of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could also experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing third-party service providers or addressing other issues with our third-party service providers could entail substantial delay, expense and disruption of service.
In addition, these third-party service providers may rely on subcontractors to provide services to us that face similar risks. Failures or security incidents or breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences that could interrupt our business, could in the future adversely affect our business. Through contractual provisions and third-party risk management processes, we take steps to require that our providers, and their subcontractors, protect our data and information, including personal data. However, due to the size and complexity of our technology infrastructure and services, the amount of data that we store and the number of consumers and customers, financial services platform clients, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity breaches and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections. As a result, if these third-party service providers experience service interruptions, are subject to cybersecurity incidents, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If such interruption were to continue for a significant period of time, such delay could have an adverse effect on our business, financial condition and results of operations. Even if we are able to replace third-party service providers, it may be at a higher cost to us to engage such third-party service providers on short notice, which could adversely affect our business, financial condition and results of operations.
In addition, we may, from time to time, decide to modify or terminate relationships with third-party service providers and to perform certain functions and/or services internally. There is no guarantee we will be able to perform these functions. Additionally, the migration of any such functions and/or services may introduce additional risks and could cause disruption to our business.
Certain aspects of the services we provide also rely and depend upon the ability of third parties with whom we do not contract directly to perform specified tasks or execute certain functions. As a result of these impacts, we might experience consumer or customer complaints, loss of revenue or other financial loss, or we may have to respond to regulatory inquiries related to such outages.
Furthermore, third-party service providers, and banking organizations’ relationships with those providers, are subject to demanding regulatory requirements and attention by bank regulators. Our regulators may hold us responsible for any perceived deficiencies in our oversight of our third-party service providers and in the performance of the parties with which we have these relationships. As a result, if our regulators assess that we have not exercised adequate oversight and control over our third-party service providers or that such providers have not performed adequately, we could be subject to administrative penalties, fines, or other forms of regulatory enforcement action as well as requirements for consumer remediation, any of which could have an adverse effect on our business, financial condition and results of operations.
If a service provider fails to either provide the services required or expected or meet applicable contractual or regulatory requirements such as service levels or compliance with applicable laws, the failure could negatively impact our business. Such a failure could also adversely affect the perception of the reliability of our networks and services and the quality of our brand, which could materially adversely affect our business and results of operations. Further, if there were deficiencies in the oversight and control of our third-party relationships, and if our regulators held us responsible for those deficiencies, it could have an adverse effect on our business, reputation and results of operations.
Our success is largely dependent upon our ability to successfully execute our business strategy.
There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. A downturn in economic conditions, heightened competition from other financial services providers, interest rate volatility, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow assets, or increase profitability, as rapidly as we have in the past.
Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining adequate capital at all times, managing a growing number of consumer and customer relationships, scaling technology infrastructure, hiring and retaining qualified employees and successfully implementing our strategic initiatives. We must also successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient and timely manner and identify deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with expanding operations, including new branches.
Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to effectively manage and grow our banking franchise, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth. We may not have, or may not be able to develop, the knowledge or relationships necessary to be successful in new markets.
Our failure to sustain our historical rate of growth, adequately manage the factors that have contributed to our growth or successfully enter new markets could have an adverse effect on our earnings and profitability and, therefore on our business, financial condition and results of operations.
Our expansion strategy includes, in part, targeting select acquisitions of parts or all of other financial institutions or financial services companies, which exposes us to acquisition risks.
While our current strategy is centered on organic growth, we may, from time to time, evaluate and pursue opportunities to expand our business through mergers, acquisitions, or other business combination activity.
The acquisition of other financial institutions, loan servicing or other lending operations and/or financial services companies involves a number of risks, including the risks that:
•we may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, including related to due diligence activities, financial modeling, and the negotiation of definitive agreements;
•our estimates and judgments used to evaluate credit, operations, management, compliance, risk management, and market risks relating to target businesses may not be accurate;
•any institutions or businesses we acquire may have distressed assets and there can be no assurance that we will be able to realize the value we predict from those assets or that we will make sufficient provisions or have sufficient capital for future losses;
•we may be required to take write-downs or write-offs, restructuring and impairment, or other charges related to any institutions or businesses we acquire that could have a significant negative effect on our financial condition and results of operations;

•there may be substantial lag-time between completing an acquisition and generating sufficient revenue, assets and/or deposits to support costs of the expansion, including the realization of tax benefits accruing from net operating losses generated by a company we acquire;
•our management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from our existing business and we may not be able to successfully integrate such operations and personnel;
•we may not be able to obtain regulatory approval for an acquisition target on the timeline we expect or at all; regulatory approvals for an acquisition target may be conditioned on requirements that we divest assets, liabilities or business lines, or that we commit to take certain other actions, and may include conditions, terms or requirements that are not acceptable to us;
•we may be exposed or joined as a party to litigation initiated by customers or third parties of acquired entities;
•we may introduce new products and services we are not equipped to manage or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations; or
•we may assume liabilities in connection with an acquisition, including both unrecorded liabilities that are not discovered at the time of the transaction and known potential liabilities that are not properly evaluated or quantified, and the repayment of such liabilities may have an adverse effect on our business, financial condition and results of operations.
If we seek to expand our business through mergers, acquisitions, or other business combinations, we cannot assure you that we will be able to identify and successfully consummate any such transactions, successfully integrate any acquired financial institutions or financial services companies into our operations or retain the customers or consumers of any acquired business. If any of these risks occur in connection with our expansion efforts, it may have a material adverse effect on our business, financial condition and results of operations.
System failures in, or cybersecurity breaches of, our network security or other information technology systems could subject us to increased operating costs as well as litigation, damage to our reputation and other potential losses.
Failures in, or breaches of, our information technology systems and network infrastructure, or those of our third-party vendors or other service providers, including as a result of cybersecurity attacks, could disrupt our business, result in the disclosure or misuse of confidential, proprietary or personal information, damage our reputation, subject us to legal or regulatory proceedings, increase our costs and cause losses. Our operations are dependent upon our ability to protect our information technology systems and network infrastructure against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any such damage or failure that causes a prolonged interruption in our operations could have an adverse effect on our business, financial condition and results of operations. In addition, our operations are dependent upon our ability to protect our information technology systems and network infrastructure, including our internet banking activities, against damage from physical break-ins, cybersecurity incidents and other disruptive problems. Cybersecurity incidents and other disruptions would jeopardize the security of information (including personal information) stored in and transmitted through our information technology systems and network infrastructure, which may result in significant liability to us and damage to our reputation, and may discourage current and potential customers and consumers from using our internet banking services, which could in turn have an adverse effect on our business, financial condition and results of operations. Our security measures, including firewalls and penetration testing, may not prevent or detect all future system failures or cybersecurity incidents.
In the normal course of business, we collect, process, and retain sensitive, confidential and personal information of our customers and consumers. Although we devote significant resources and management focus to maintaining the integrity of our information technology systems through information security and business continuity programs, our facilities and systems, and those of our third-party service providers, could be vulnerable to cybersecurity incidents, including internal or external security incidents denial of service attacks, malware, ransomware attacks,

“phishing,” other forms of social engineering attempts, misplaced or lost data, programming or human errors and other similar events. We and our third-party service providers have experienced these types of events in the past and expect to continue to experience them in the future. These events could interrupt our business or operations, result in significant legal and financial exposure, supervisory liability, regulatory enforcement action, damage to our reputation, loss of customers and consumers, loss of business or a loss of confidence in the security of our systems, products and services. Although the impact to date from these events has not had an adverse effect on us, we cannot be sure this will be the case in the future. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.
In addition to cybersecurity attacks or other security incidents involving the theft of sensitive, confidential and personal information, hackers recently have engaged in attacks against large financial institutions that are designed to disrupt key business services, such as customer- and consumer- facing websites. We are not able to anticipate or implement preventive measures that are effective against all possible cybersecurity attacks, especially given that the techniques used by hackers change frequently and such attacks can originate from a wide variety of sources. Our early detection and response mechanisms may be overpowered by sophisticated attacks and malware designed to avoid detection, which could in turn have an adverse effect on our business, financial condition and results of operations if such attacks are successful.
Technological advances, including the development and implementation of generative and agentic AI and other AIML technologies, may impact our business and our ability to successfully adopt and implement new technologies that our customers desire.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. As a digital financial services company and a primarily direct bank with a limited branch network, we significantly depend on technology to deliver our products and services and to otherwise conduct our business and operations. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy consumer demands. The recent technological advances in development and use of artificial intelligence and machine learning (“AIML”) present a number of risks and challenges to our business. The legal and regulatory environment relating to AIML is uncertain, rapidly evolving and includes regulation targeted specifically at AIML as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AIML. These evolving laws and regulations could require changes in our implementation of AIML and increase our compliance costs and the risk of non-compliance, including in relation to data privacy and security requirements. AIML models may be more susceptible to cybersecurity threats due to risks from using external, third-party data sources and given the volume of data they utilize, which, in turn, could make us more susceptible to cybersecurity threats.
The emergence of agentic and generative AI in particular presents unique risks and challenges that may adversely impact our business, including the production of output or taking of action that is incorrect. We or our third-party vendors or counterparties may develop or utilize such AIML in certain business processes, services, or products. Particularly agentic or generative AI models, may produce output or take action that is incorrect, that reflect biases included in the data on which they are trained, or that is otherwise harmful, which would likely degrade the effectiveness of such AI and could adversely impact us to the extent that we, our affiliates and our service providers or other third parties engaged by us rely on the work product of such AI. Use of AIML models may also infringe on the intellectual property rights of others or otherwise be affected by claims of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets used to train AI or the use of output generated by AI, in either case which contain or are substantially similar to material protected by intellectual property, including patents, copyrights, trademarks, or trade secrets. Furthermore, the use of personal or nonpublic information in connection with agentic or generative AI by the Company could result in a violation of certain laws, including data privacy laws and the data privacy and security requirements of the Gramm-Leach-Bliley Act of 1999 (“GLBA”), exposing us to legal liability or regulatory penalties.
Furthermore, we may be exposed to risks to the extent we use AIML developed by third parties. We may be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
Despite our focus on leveraging AIML as a catalyst for efficiency and accuracy, we may not be able to effectively implement new, technology-driven products and services, implement them as quickly as our competitors do, or be successful in marketing these products and services to our customers and consumers. In addition, the implementation of technological changes, upgrades to maintain current systems and the integration of new systems may also cause overly complex implementation, service interruptions, transaction processing errors, and system conversion delays, and may cause us to fail to comply with applicable laws or may otherwise result in an increase in our expenses, or otherwise distract management from our core banking and lending business. Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could cause us to lose customers and consumers or have a material adverse effect on our business, financial condition and results of operations.
We expect that new technologies, including AIML, and business processes applicable to the financial services industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. As these technologies improve in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition and results of operations. Further, given that the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes and optimize the opportunities deriving from our strategic initiatives could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to protect or enforce our intellectual property rights.
Certain of our product offerings and lines of business depend on certain registered and unregistered intellectual property rights and proprietary information. We use, and expect to continue to use, a combination of patent, copyright, trademark, service mark and trade secrets in our business. We rely on a combination of intellectual property laws and certain contractual provisions (such as confidentiality and nondisclosure agreements and intellectual property assignment agreements with employees, consultants and third parties with whom we have relationships), and technical measures (such as the password protection and encryption of our data and systems) to protect our brand, technology and intellectual property rights, including our and the Bank’s proprietary software. However, these laws and agreements afford only limited protection and may be insufficient to deter or prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Intellectual property rights or registrations granted to us may provide an inadequate competitive advantage or be too narrow to protect our products and services in the relevant jurisdictions. The protections may not be sufficient to prevent unauthorized use, misappropriation or disclosure of our intellectual property or technology, and may not prevent competitors from copying, infringing, or misappropriating our products and services.
We own numerous trademarks and service marks, including but not limited to our brand name, logo and slogan. While we have invested resources in establishing and promoting our intellectual property, including our trademarked brands, we may be unable to adequately obtain trademark protections in relevant jurisdictions, such that we may not be able to distinguish our products and services from those of our competitors. Further, we may not timely file or successfully register our trademarks. If the validity of these marks were challenged, certain of our brands or trademarks may be damaged or we may be required to face considerable expense defending or changing our marks. Further, we have chosen not to register any copyrights, and instead rely primarily on trade secret protection to protect our proprietary software, information and technology. Given that we have chosen not to register our copyrights, the remedies and damages available to us for unauthorized use of software under copyright laws may be limited. Despite our efforts to maintain our source code and certain other technologies as trade secrets, it may still be possible for unauthorized third parties to copy our technologies, and use information that we regard as proprietary to create products and services that compete with ours.

Various events outside of our control may pose a threat to our intellectual property rights, and our related products and services. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property or proprietary rights and cannot be certain that others will not independently develop, design around, or otherwise acquire equivalent or superior technology or intellectual property rights to ours. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights. The efforts we have taken to protect our intellectual property rights may not be sufficient or effective in protecting our intellectual property rights. Any litigation brought to enforce or challenge our intellectual property or proprietary rights may be costly and ultimately result in the loss of such rights. Failure to obtain or maintain adequate protection of our intellectual property or other proprietary rights for any reason could have a material adverse effect on our businesses, results of operations and financial condition. Additionally, intellectual property laws may change and certain agreements may not be fully enforceable, which could restrict our ability to protect our intellectual property rights. If we are unable to adequately protect our intellectual property rights, our business and growth prospects could be materially and adversely affected.
We use open-source software in our business, which could negatively affect our ability to operate our business and subject us to litigation or other actions.
We use open source software (“OSS”) in our business. While we do not use OSS in connection with our AIML initiatives, we do anticipate continuing to use OSS in our business in the future. Certain OSS licenses may give rise to requirements to disclose or license our proprietary source code or make available any derivative works or modifications of the OSS on unfavorable terms or at no cost, and we may be subject to such terms if we combine, link or otherwise integrate our proprietary software with OSS in certain ways. The terms of many OSS licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that some OSS licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. In such event, we could be required to make any open source code utilized in certain of our proprietary software available to third-parties, (including competitors), to seek licenses from third-parties on terms unfavorable to us, to re-engineer or to discontinue the offering of our products or services, or we could become subject to other consequences, any of which could adversely affect our business, financial condition, and results of operations.
We operate a flexible-first workforce model, which could subject us to increased business continuity and cybersecurity risks, as well as other operational challenges and risks that could significantly harm our business and operations.
Our workforce operates under a mix of in-person, hybrid and fully remote arrangements. We increased in-office collaboration for non-remote employees, requiring a specified number of in-office days per month that varies by business team. We expect many employees to continue to work partially or fully remotely. As a result, we are subject to the challenges and risks of having a remote workforce, as well as the challenges and risks from operating with a hybrid workforce. These risks include home internet availability affecting work continuity and efficiency. We may also be exposed to risks associated with the locations of remote employees, including compliance with local laws and regulations or exposure to compromised internet infrastructure. Allowing our employees to work remotely may create intellectual property-related risks if any employee creates intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional compliance risks without our knowledge.
While we believe most of our operations can be performed and operated effectively remotely, there is no guarantee that our flexible-first workforce model will continue or that we will continue to be as effective while operating a flexible-first workforce model because our team is dispersed.
Operating our business with both remote and in-person workers, or workers who work in flexible locations and on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our workforce to collaborate and communicate effectively, decrease innovation and productivity, or negatively affect workforce morale. If we are unable to manage the cybersecurity and other risks of a flexible-first workforce model, and maintain our corporate culture and workforce morale, our business could be harmed or otherwise adversely impacted.
Risks Related to Credit and Interest Rate
We may not be able to measure and manage our credit risk adequately.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions.
Evaluating credit risk involves considering a wide range of information on historical results, balance sheet items, collateral, forward-looking performance, operational fundamentals and management teams. Final decisions on appropriate credit risk reflect both analytical rigor and judgment exercised within our governance framework, which we may not perform adequately. Our risk management practices, such as monitoring the concentration of our loans within specific markets or industries and our credit approval, review and administrative practices, may not adequately manage credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our ACL, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.
Our ACL may prove to be insufficient to cover actual credit losses.
Our future success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that we will experience credit losses. The risk of loss will vary with, among other things, general economic conditions, including the current economic environment and real estate market, the type of loan, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan.
Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to ensure repayment. As a result, we may experience significant credit losses, which could have a material adverse effect on our operating results. Under the current expected credit loss (“CECL”) methodology which informs our ACL, a loan is considered to have a credit loss when the probability of default and loss given default result in the amount on the loan being less than the amount contractually required to be repaid. Accordingly, we maintain an ACL that represents judgments of expected losses and risks inherent in our loan portfolio, in an attempt to cover any credit losses that may occur. The ACL, which represents management’s estimate of expected lifetime credit losses on loans, held-to-maturity securities, and financing receivables, is determined using internal and industry historical loss experience, current conditions, and reasonable and supportable forecasts, with accrued interest receivable excluded from the measurement. The determination of the appropriate level of the ACL is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risk and future trends, all of which may change materially. Although we endeavor to maintain our ACL at a level adequate to absorb any current expected losses in the loan portfolio, these estimates of credit losses are necessarily subjective and their accuracy depends on the outcome of future events.
If our assumptions are wrong, or loss performance diverges from internal and industry historical data, our current ACL may not be sufficient to cover future credit losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our ACL in the form of provisions for credit losses would materially decrease our net income.

In addition, the Federal Deposit Insurance Corporation (“FDIC”) and the Maryland Office of Financial Regulation (“MOFR”) periodically review our ACL and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our ACL or loan charge-offs as required by these regulators could have a material adverse effect on our business, financial condition and results of operations.
We are subject to interest rate risk.
Our profitability, like that of most financial institutions of our type, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings.
Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities and pricing of our assets and liabilities, our efforts may not be effective, which could have a material effect on our business, financial condition and results of operations. Specifically, changes in interest rates or interest rate volatility may:
•Affect the difference between the interest that we earn on assets and the interest that we pay on liabilities, which impacts our overall net interest income and profitability;
•Adversely affect the ability of borrowers to meet obligations under variable or adjustable-rate loans and other debt instruments (including due to an inability to refinance loans), which, in turn, affects our loss rates on those assets;
•Decrease the demand for interest-rate based products and services, including loans and deposits;
•Affect our ability to hedge various forms of market and interest rate risk and may decrease the profitability or protection or increase the risk or cost associated with such hedges;
•Increase the unrealized losses on our available-for-sale and held-to-maturity investment portfolios; and
•Affect loan prepayment speeds and result in the impairment of capitalized loan servicing assets, reduce the value of loans held for sale and increase the volatility of loan revenues, potentially adversely affecting our results of operations.
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve which, through the Federal Open Market Committee (“FOMC”), may raise or lower interest rates in response to economic conditions. The FOMC increased the federal funds target range through several hikes during 2022 and 2023 and has subsequently been decreasing (and most recently holding steady) the range. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of our assets and liabilities and the average duration of our assets and liabilities. Any substantial, unexpected or prolonged change in market interest rates could have an adverse effect on our business, financial condition and results of operations. As of June 30, 2026, a significant portion of our earning assets and interest-bearing liabilities are variable-rate, and our interest sensitivity profile is asset sensitive.
Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest income and, in turn, our profitability. In addition, loan volumes are affected by market interest rates on loans. Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase. Accordingly, changes in market interest rates could materially and adversely affect our net interest income, asset quality, and loan origination volume, impacting our business, financial condition, liquidity position and results of operations. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition-Interest Rate Sensitivity and Market Risk” for additional information around our interest rate sensitivity including simulated changes to our net interest income and Economic Value of Equity over a 12-month horizon based on +/- 100 basis point and 200 basis point changes in interest rates.
While we have experienced strong growth led by our digital deposit platform and related offerings, digital deposits are highly rate-sensitive, and elevated short-term interest rates have intensified, and may continue to intensify, deposit pricing competition. Further, customer deposits are subject to potentially dramatic fluctuations due to competitive pressures, interest rate changes, customer confidence, and other external factors. This could result in significant outflows within short periods and/or force significant pricing changes to retain or attract deposits. See “-Risks Related to Funding and Liquidity-We may not be able to develop and maintain a strong core deposit base or other low-cost funding sources” for additional discussions of these risks.
Our lender finance and fund finance lending strategies may expose us to increased credit risks.
We conduct a significant portion of our lending activities in our lender finance and fund finance businesses by offering a variety of customized asset-based products. Such asset-based products often involve bespoke structure and terms and depend on the performance of the underlying assets. The origination, structuring, and ongoing management of such products require robust operational processes and sophisticated risk models. Failures in systems, controls, or models could result in material losses. In addition, we rely on the structural features embedded in our asset-based lending to mitigate the credit risk associated with such products. We limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. If one or more of our customers negligently or fraudulently misrepresents the existence or value of borrowing base assets in connection with an asset-based loan, we may advance more funds than we otherwise would, which could reduce or eliminate the benefit of the structural protections of our lending products with respect to such advances. In such event we could be exposed to material additional losses with respect to such loans, which could have a material impact on our business, financial condition and results of operations.
Further, our loan portfolio is significantly concentrated in our lender finance and fund finance lending strategies and market, and regulatory or other factors negatively impacting these market spaces, or fraudulent activity, may have an outsized effect on our business, financial condition and results of operations as compared to similar impacts to our other lines of business.
Our healthcare finance lending strategy exposes us to operational complexity and changes in government payment rates that could adversely affect our results of operations.
Our healthcare finance lending strategy, which represents approximately 30% of our loan portfolio as of June 30, 2026, provides working capital and real estate bridge loans to providers of healthcare services throughout the United States, in service of supporting existing operations or financing acquisitions. The portfolio is heavily weighted toward the skilled nursing and seniors housing industries and also includes behavioral and other healthcare verticals. As such, our focus in this space increases concentration risk to sector-specific conditions and borrower operating performance. Borrowers may experience variability on occupancy, operating costs, access to capital and execution risk on acquisition or expansion plans. Further, the businesses in this sector are subject to extensive federal, state, and local regulation, including reimbursement rate changes, licensing requirements, and evolving standards of care. Changes in government reimbursement programs, such as Medicare and Medicaid, can materially impact the financial condition of our borrowers, increasing the risk of default on our loans. These contingencies can lead to borrower underperformance or stress, in which case our loans may require renegotiation or modification, restructuring or may result in default, which could increase our ACL and result in charge-offs, which may have a material effect on our business, financial condition and results of operations.
Concentrated exposures to certain asset classes may unfavorably impact our operations.
We have naturally developed concentrated exposures to those asset classes and industries in which we have specific knowledge or competency. Our loan portfolio consists of loans to borrowers on a national scale and across multiple lending strategies. Our healthcare finance lending strategy is our most predominant lending strategy in our loan portfolio, representing approximately 30% of our loan portfolio as of June 30, 2026. As of June 30, 2026, no other single lending strategy represents more than 20% of our loan portfolio. Additionally, due to the national operating footprint of our borrowers, we believe that we do not have a significant geographic concentration of credit exposure. We believe our extensive experience within these concentration areas, and our strategic relationships within such areas, allows us to better evaluate the associated risks and price credit accordingly. However, the presence of similar exposures concentrated in certain asset classes leaves us exposed to the risk of a focused downturn or increased competitive pressures within a concentration area. If any particular industry or market were to experience economic or financial difficulties, the overall timing and amount of collections on the Company’s loans to clients operating in those industries may differ from what is expected, which could have a material adverse impact on our business, financial condition or results of operations. Additionally, the failure to properly anticipate and address risks associated with these concentrated exposures could have a material adverse effect on our business, financial condition or results of operations.
Our underwriting practices may not protect us against losses in our loan portfolio.
In conducting business relating to our loan portfolio, we adhere to specific underwriting practices, including, but not limited to: analyzing a borrower’s credit history, financial statements, tax returns, and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Notwithstanding these practices, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and borrower behavior. In addition, our ability to assess the creditworthiness of our clients may be impaired if the models and approaches we use to select, manage, and underwrite our clients become less predictive of future behaviors, or in the case of borrower fraud. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. Deterioration in the value of certain assets, such as CRE or trend declines in certain of our lending strategies, such as healthcare finance or our lender finance and fund finance practices, could result in significantly higher credit losses to our portfolio.
Our largest credit facilities make up a material percentage of our total loan portfolio and credit risks relating to these would have a disproportionate impact on our business, financial condition and results of operations.
Our largest credit facilities represent a material percentage of our total outstanding commitments. Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this concentration of borrowers presents a risk that, if one or more of these relationships were to become delinquent or suffer default, we could be exposed to material losses. The ACL may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if these loans are adequately collateralized, an increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.
Repayment of our construction and development loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.
A portion of our loan portfolio consists of construction and development loans. We make our construction and development loans primarily based on the expected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. In addition, if we foreclose on a property during construction, we may face additional difficulty realizing the value of the collateral. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.

We are dependent on the use of data and modeling both in our management decision-making generally and in meeting regulatory expectations in particular.
The use of statistical and quantitative models and other quantitatively-based analyses is central to our decision-making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. Liquidity stress testing, interest rate sensitivity analysis, the automated extension of credit based on defined criteria and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them.
Forecasting liquidity, capital, and interest rate risk requires modeling cash flows across assets and liabilities under multiple economic scenarios, incorporating assumptions around deposit and liability behavior, loan performance, funding costs, and balance sheet growth. Final decisions on appropriate capital, liquidity and interest rate reflect both analytical rigor and judgment exercised within our governance framework, which may not adequately measure risk and therefore inform core decisions about our business, financial condition, risk exposure and results of operations.
The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, OREO and repossessed personal property may not accurately describe the net value of the asset.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property, and in determining the value of real estate collateral, we rely on external appraisals and assessment of property values by our internal staff. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in value in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real property collateral after the loan is made. In the case of non-real estate collateral, we rely on a variety of sources, including external estimates of value and judgments based on the experience and expertise of our internal staff. As a result, we may not be able to realize the full amount of any remaining indebtedness when we foreclose on and sell the relevant property.
In addition, we rely on appraisals and other valuation techniques, such as third-party price opinions or internally developed pricing models, to establish the value of our OREO and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not accurately reflect the value of assets we acquire through foreclosure, and our ACL may not accurately reflect loan impairments. This could have a material adverse effect on our business, financial condition and results of operations.
We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, including risks related to environmental laws and enforcement thereof, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all.
Our loan portfolio is frequently secured by real property. In the ordinary course of our business, we may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with the properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, financial condition and results of operations.
Since we engage in lending and originate loans secured by real estate, we may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability, and we may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. The amount that we, as a lender, may realize after a foreclosure depends on factors outside of our control, including, but not limited to, general or local economic conditions, environmental clean-up liabilities, assessments, interest rates, real estate tax rates, operating expenses of the properties, our ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of real estate, could have a material adverse effect on our business, financial condition and results of operations.
Additionally, consumer protection initiatives or changes in state or federal law may substantially increase the time and expenses associated with the foreclosure process or prevent us from foreclosing at all. A number of states in recent years have either considered or adopted foreclosure reform laws that make it substantially more difficult and expensive for lenders to foreclose on properties in default. Additionally, federal and state regulators have prosecuted or pursued enforcement action against a number of mortgage servicing companies for alleged consumer law violations. If new federal or state laws or regulations are ultimately enacted that significantly raise the cost of foreclosure or raise outright barriers to foreclosure, they could have a material adverse effect on our business, financial condition and results of operations.
Our real estate finance business is significantly dependent on prevailing market conditions, which could increase our credit losses and negatively affect our financial results.
We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, healthcare and other loans. In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral, and as of June 30, 2026, a significant portion of our loan portfolio is comprised of loans with real estate as a primary or secondary component of collateral. Real property values may be affected by a variety of factors outside of our control and the control of our borrowers, including national, regional and local economic conditions, generally. Consequently, a decline in regional or local economic conditions where we have outstanding CRE loans may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are larger or more geographically diverse. Specifically, a decline in local or regional economic conditions may adversely affect the ability of borrowers to repay loans and the value of the collateral securing those loans with a nexus in those regions.
Further, the real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. As a result, declines in real property values could reduce the value of any collateral we realize following a default on these loans and could adversely affect our ability to continue to grow our loan portfolio consistent with our underwriting standards. We may have to foreclose on real estate assets if borrowers default on their loans, in which case we are required to record the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of the ensuing risk profile. Our failure to effectively mitigate these risks could have a material adverse effect on our business, financial condition and results of operations.
We engage in lending secured by the equity interests of the borrower and, in circumstances of default, we may take possession of the equity interests of the borrower, the value of which may be volatile or the possession of which may significantly impact our operations.
We engage in lending to borrowers where equity interests of the borrower or its affiliates are collateralized as part of the security interest securing the loan. In the event of a default by the borrower under such loans, we may seek to enforce, or a bankruptcy court may recognize via bankruptcy proceedings, our security interests, leading to us taking possession of the pledged equity. However, the value of such equity may be highly volatile and subject to significant fluctuations due to market conditions, the financial performance of the underlying entity, a lack of a liquid market for disposal of the equity or other factors beyond our control. There can be no assurance that the value of the equity at the time of any enforcement action that we may take will be sufficient to allow us to fully recover the remaining balance from such defaulting borrowers.

Furthermore, if we acquire equity interests in a borrower or its affiliates as a result of enforcement or bankruptcy actions, we may become subject to additional risks and obligations, including but not limited to exposure to the financial and operational risks of the underlying entity (particularly if we choose to continue to manage the ongoing operations of the business via our equity holdings), potential regulatory or legal restrictions on ownership, and additional challenges associated with managing or disposing of such equity interests. We may also be required to consolidate the financial results of the acquired entity into our or the Bank’s financial statements, which could materially impact our reported financial condition, regulatory capital ratios and related performance indicia.
The realization of these risks could materially impact our business, financial condition, actual operations and results of operations, and there can be no assurance that we will be able to effectively mitigate these risks, operate or integrate such newly-acquired enterprises successfully or realize the full pre-default value of the original loan.
We could recognize realized or unrealized losses on investment securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
Our investment securities portfolio is comprised predominantly of U.S. government or U.S. government agency securities, including agency mortgage-backed securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. Increases in interest rates could cause unrealized losses on investment securities which could result in accumulated other comprehensive losses. Additional factors beyond our control, include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and instability in the capital markets. Available-for-sale securities are carried at fair value and are assessed for impairment at each reporting date. If credit-related impairment exists, we would recognize an allowance related to that security. Held-to-maturity securities are subject to the CECL standard, and therefore we are required to estimate and recognize an allowance for expected credit losses at the time of purchase and update this estimate at each reporting date. Any of these factors, among others, could require us to record an ACL if it indicates credit-related impairment or risk, which could have an adverse effect on our business, financial condition, and results of operations. The process for determining whether an ACL is required involves complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security, and our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to correctly and timely assess any impairments or losses with respect to our securities could have an adverse effect on our business, financial condition and results of operations.
Inflation has negatively impacted, and may continue to negatively impact our business and our profitability.
Prolonged periods of inflation have impacted, and may continue to impact our profitability by negatively impacting our non-interest expenses, including increasing expense related to talent acquisition and retention. Additionally, inflation has led to, and may continue to lead to, a decrease in consumer purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our willingness to offer new credit extensions. These inflationary pressures could adversely affect our results of operations or financial condition.
Risks Related to Funding and Liquidity
We may not be able to develop and maintain a strong core deposit base or other low-cost funding sources.
We depend on checking, savings and money market deposit account balances and other forms of deposits as our primary source of funding for our lending activities, and we continue to seek and compete for consumer deposits to maintain this funding base. Our future growth will largely depend on our ability to retain and grow our deposit base. As of June 30, 2026, we had $7.3 billion in deposits and a loan to deposit ratio of 83.5%. As of the same date, using deposit account related information such as tax identification numbers, account vesting and account size, we estimated that $1.0 billion of our deposits exceed the insurance limits established by the FDIC.

The deposit markets are competitive, and therefore it may prove difficult to grow our core deposit base. A significant portion of our Digital Banking deposit account balance currently depends on our high-yield savings account product, and there is no guarantee that deposit account openings and the amount on deposit in those accounts will continue to grow. Further, the elevated level of short-term interest rates in recent years have resulted in, and are expected to continue to result in, more intense competition in deposit pricing and with respect to non-deposit financial products. We face competition from similar products offered by our competitors which may offer more attractive features, including a higher interest rate on deposits, which may impact the success of the product. Changes we make to the rates offered on our deposit products may affect our finances and liquidity. Although we maintain a high deposit consumer retention rate, consumer deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside of our control, such as increasing competitive pressures for deposits, changes in interest rates and returns on other investment classes, consumer perceptions of our financial health and general reputation, or a loss of confidence by customers and consumers in us or the banking sector generally, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current consumer deposits or attract additional deposits.
Furthermore, we may from time to time introduce new Digital Banking deposit products in an effort to diversify our funding sources and expand our services. In the event we are unable to sufficiently grow such digital products, we may be required to find alternative, higher-cost funding for our lending and other activities, or we might not be able to originate an acceptable or sustainable volume of loans. Relatedly, as the Bank continues to grow its core deposit base and seeks to reduce its exposure to high rate/high volatility accounts, it may experience a net deposit outflow, which could negatively impact our business, financial condition, and results of operations. Additionally, any such losses of funds could result in lower loan originations, which could have an adverse effect on our business, financial condition and results of operations.
Liquidity needs could adversely affect our business, financial condition and results of operations.
Liquidity is essential to our business, and we monitor our liquidity and manage our liquidity risk at the holding company and Bank level. We require sufficient liquidity to fund asset growth, meet customer loan requests, consumer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, which include, but are not limited to, an over-reliance on a particular source of funding, changes in the liquidity needs of our depositors, borrowers’ inability to make loan repayments, adverse regulatory actions against us, or a downturn in the markets in which our loans are concentrated. For example, the Bank could be subject to sudden withdrawals of deposits, including as a result of negative media coverage, which may be spread through social media, regarding us or the financial services industry generally. Online and mobile banking have made it easier for customers to withdraw their deposits or transfer funds to other accounts with short notice. This may make retaining deposits during periods of stress more difficult. In addition, depositors of certain types of deposits, such as uninsured, brokered or uncollateralized deposits, may be more likely to withdraw their deposits or do so more quickly.
Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Our inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have an adverse effect on our business, financial condition and results of operations, and could result in the closure of the Bank.
The Bank’s primary funding sources are non-wholesale deposits, wholesale deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, international instability and geopolitical conflicts. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments, and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include sales of securities and loans and unsecured federal funds lines of credit from correspondent banks, Federal Home Loan Bank advances, as well as other sources of wholesale funding. While we believe that these sources are adequate for our current needs, there can be no assurance they will be sufficient, or available, to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity, including related to our regulatory status, could impair our ability to fund operations and meet our obligations as they become due and could have an adverse effect on our business, financial condition and results of operations. Although we have historically been able to replace maturing deposits and advances, we may not be able to replace such funds in the future if our financial condition or market conditions change. Current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations and to support our continued growth. The unavailability of sufficient funding could have an adverse effect on our business, financial condition and results of operations. Further, the expense of borrowing funds to meet liquidity needs may adversely affect our results of operations. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate, which could have a material adverse effect on our business, financial condition and results of operations.
Problems encountered by, or adverse news concerning, other financial institutions may adversely affect financial and capital markets generally as well as the Bank.
Financial services institutions may be interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Within the financial services industry, loss of public confidence, including through default by any one institution, could lead to liquidity challenges or to defaults by other institutions. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. For example, public opinion of the financial services industry was negatively impacted following the 2023 closures of Silicon Valley Bank, Signature Bank, and First Republic Bank and generally resulted in decreases in the stock prices of financial services companies. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries, such as clearing agencies, banks and exchanges with which we interact on a daily basis or key funding providers (including unsecured federal funds lines of credit), any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition and results of operations.
We are subject to capital adequacy standards and, if we fail to meet these standards, or more stringent standards in the future, we will be subject to restrictions on our ability to make capital distributions and other restrictions.
We and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve and the FDIC, respectively. From time to time, the Federal Reserve and the FDIC change these capital adequacy standards. In particular, we and the Bank are subject to a simple measure of capital adequacy, the CBLR framework, for “qualifying community banking organization.” The CBLR framework was jointly issued by the federal banking agencies in 2019, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The CBLR framework is optional and is available to depository institutions and depository institution holding companies that have less than $10 billion in average total consolidated assets and meet other qualifying criteria. The CBLR framework removes the requirement for qualifying community banking organizations to calculate and report risk-based capital, instead requiring only that qualifying community banking organizations calculate and report a Tier 1 leverage ratio. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies' capital rules (generally applicable rule) and, if applicable, will be considered to have met the capital ratio requirements to be considered “well capitalized” for purposes of the applicable “prompt corrective action” rules under the FDI Act. The CBLR rules also allow for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the bank or bank holding company maintains a leverage ratio of greater than 8%. In April 2026, the federal banking agencies finalized changes to the CBLR framework, pursuant to which, effective July 1, 2026, qualifying community banking organizations that elect to use the CBLR framework will be required to maintain a leverage capital ratio of greater than 8% to be considered “well capitalized” with a four-quarter grace period to correct a ratio that falls below that amount, provided that the bank or bank holding company maintains a leverage ratio of greater than 7%. Under the current CBLR rule, a qualifying community banking organization can opt out of the CBLR framework and revert back to the risk-based framework without restriction. We and the Bank each are a “qualifying community banking organization” as defined by applicable regulations of the federal banking agencies and have elected to measure our capital adequacy under the CBLR framework. But there is no guarantee that we and the Bank will continue to be a “qualifying community banking organization” or elect to measure our capital adequacy under the CBLR framework. If the Company’s or the Bank's leverage ratio falls below the 9% CBLR threshold, we would enter into the CBLR grace period. Furthermore, changes in capital rules are often precipitated by market events or economic conditions or events that expose perceived weaknesses or gaps in regulatory capital rules affecting banking organizations. For example, on March 19, 2026, the federal banking agencies issued a package of proposed rulemakings that would significantly amend the regulatory capital requirements applicable to most U.S. banks and bank holding companies. Because of the Company and the Bank is currently a “qualifying community banking organization” and has elected to measure its regulatory capital adequacy under the CBLR framework, these regulatory capital amendments, as currently proposed, would not apply to the Company or the Bank. However, if the Company or the Bank were to no longer measure its regulatory capital adequacy under the CBLR framework (whether by election or by a change to its eligibility status), the proposed regulatory capital amendments could, if finalized, impose additional costs on us.
The application of more stringent capital requirements for us could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in additional regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends.
Banking institutions that fail to meet the effective minimum capital ratios including the capital conservation buffer will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) the average net income over the preceding four quarters).
The Federal Reserve may require us to commit capital resources to support the Bank.
The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.
A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a bank holding company to its subsidiary bank is subordinate in right of payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a bank holding company for the purpose of making a capital injection to a subsidiary bank may become more difficult and expensive relative to other corporate borrowings.

Our operations may require us to raise additional capital, which may result in dilution to our then-existing stockholders and may not be available when it is needed, or at all.
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We can offer no assurance that our capital resources will be adequate to satisfy our capital requirements for the foreseeable future. Accordingly, we may need to raise additional capital by issuing securities. The issuance of additional equity capital could be dilutive to the interests of our then-existing stockholders.
Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, we may be unable to comply with regulatory capital requirements, which could cause our federal and state regulators to restrict our operations. Our inability to raise additional capital when needed could have a material adverse effect on our business, financial condition and results of operations.
Our liquidity is dependent on dividends from the Bank.
The Company is the parent company of, and a separate and distinct legal entity from, the Bank. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, which could result in adverse liquidity events at either Forbright and/or the Bank. Our principal source of funds to pay distributions on our Class A common stock and service our obligations, other than further issuances of securities, is dividends received from the Bank. Various federal and state laws and regulations limit the amount of dividends that our Bank may pay to us. Furthermore, the Bank is not obligated to pay dividends to us, and any dividends paid to us would depend on the earnings or financial condition of the Bank, various business considerations and applicable law and regulation. As is generally the case for banking institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates and economic conditions in general. In the event our Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, pay obligations or pay dividends on our stock. In addition to negatively affecting our business, a significant decrease in our liquidity could also reduce investor confidence in us, which could adversely affect our cash flow, business, financial condition or results of operations.
Our Bank’s FDIC deposit insurance premiums and assessments may increase.
Our Bank’s deposits are insured by the FDIC up to the maximum amount provided by the FDI Act subject to the Bank’s payment of deposit insurance premiums to the FDIC. Accordingly, our Bank is subject to insurance assessments based on our Bank’s average consolidated total assets less its average tangible equity. Our Bank’s regular assessments are determined by its CAMELS composite rating (a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk), taking into account other factors and adjustments. In order to maintain a strong funding position and the reserve ratios of the Deposit Insurance Fund (“DIF”) required by statute and FDIC estimates of projected requirements, the FDIC has the power to increase deposit insurance assessment rates and impose special assessments on all FDIC-insured financial institutions. Any future increases or special assessments could reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.
We depend in part upon wholesale and brokered certificates of deposit to satisfy funding needs.
We rely, in part, on funds provided by wholesale deposits and brokered certificates of deposit to support the growth of our loan portfolio. Wholesale and brokered certificates of deposit are highly sensitive to changes in interest rates and, accordingly, can be a more volatile source of funding. We continue to face strong competition with regard to wholesale and brokered deposits, and pricing and product changes may adversely affect our ability to attract and retain cost-effective deposit balances. Use of wholesale and brokered deposits involves the risk that growth supported by such deposits would be halted, or our total assets could contract, if the rates offered by the Bank were less than those offered by other institutions seeking such deposits, or if the depositors were to perceive a decline in the Bank’s safety and soundness, or both. In addition, if we were unable to match the maturities of the interest rates we pay for wholesale and brokered certificates of deposit to the maturities of the loans we make using those funds, increases in the interest rates we pay for such funds could decrease our consolidated net interest income. Moreover, if the Bank ceases to be categorized as “well capitalized” under banking regulations, it will be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. Additionally, our regulators can adjust applicable capital requirements at any time and have authority to place limitations on our deposit businesses. An inability to attract or maintain deposits in the future could materially adversely affect our ability to fund our business.
Legal and Compliance Risks
Our growth may place significant demands on our operational, risk management and other resources.
The rapid growth of our balance sheet and in certain areas of our business in recent years has placed significant demands on our operational, risk management, sales and marketing, technology, compliance, and finance and accounting infrastructure, and has resulted in increased expenses, a trend that we expect to continue as our business grows. In addition, we are required to continuously develop and adapt our systems and infrastructure in response to the increasing sophistication of the financial services market, changing technologies, evolving fraud, privacy and information security landscape, and regulatory developments relating to our existing and projected business activities. Our future growth will depend on, among other things, our ability to maintain an operating platform and management system able to address such growth, our ability to grow and optimize deposit balances, and our ongoing ability to demonstrate to our regulators that our risk management and compliance practices are growing and evolving in a commensurate fashion, all of which has required, and we expect will continue to require, us to incur significant additional expenses, expand our workforce and commit additional time from senior management and operational resources. We may not be able to manage supporting and expanding our operations effectively, and any failure to do so would adversely affect our ability to increase the scale of our business, generate projected revenue and control expenses.
We are subject to extensive regulation and supervision, which could limit or restrict our activities and negatively impact our financial performance.
We operate in a highly regulated industry and are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities that supervise us, including, at the Bank level, the MOFR and the FDIC and, at the holding company level, the Federal Reserve. Banking regulations are primarily intended to protect depositors’ funds, the DIF and the banking system as a whole, not stockholders. Our compliance with these regulations is costly and restricts certain of our activities and lines of business, our payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of banking offices. The cost of regulatory compliance is particularly burdensome on smaller institutions such as the Bank, which has a smaller earning asset base than our larger competitors to offset these compliance costs. If we are unsuccessful in managing our compliance costs or such costs continue to increase, it could have a material adverse effect on our business, financial condition and results of operations.
Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies or priorities, or supervisory guidance or expectations, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, as well as changes to the applicability of various laws to us as a result of changes to our size or risk profile, have and could continue to affect us in substantial and unpredictable ways. Such changes have subjected us to, and could continue to subject us to, additional costs and could limit the types of financial services and products we may offer, limit our ability to return capital to stockholders or conduct certain activities, or increase the ability of non-banks to offer competing financial services and products, among other things.
For example, on March 19, 2026, the federal banking agencies issued a package of proposed rulemakings that would significantly amend the regulatory capital requirements applicable to most U.S. banks and bank holding companies. Because each of the Company and the Bank is currently a “qualifying community banking organization” and has elected to measure its regulatory capital adequacy under the CBLR framework, these regulatory capital amendments, as currently proposed, would not apply to the Company or the Bank. However, if the Company or the Bank were to no longer measure its regulatory capital adequacy under the CBLR framework (whether by election or by a change to its eligibility status), the proposed regulatory capital amendments could, if finalized, impose additional costs on us.
Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter or registration as a broker-dealer and investment adviser, enforcement actions or sanctions by regulatory agencies, significant fines and civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing and have pursued aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not legally permitted to publicly disclose these actions without the approval of the applicable governmental authority. Litigation challenging actions or regulations by federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations, and could in turn have a material adverse effect on our business, financial condition and results of operations.
In addition, new regulations or increased regulatory scrutiny often occur in response to negative developments in the banking industry, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, CRE loan composition and any concentrations, and capital as well as general oversight and control of the foregoing. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations.
Our Alliance Partners business also provides investment advisory services to financial institution clients through its lending platform. In connection with such investment advisory services, Alliance Partners is a registered investment adviser subject to regulation and periodic examination by the SEC under the Investment Advisors Act of 1940 (“1940 Act”). The 1940 Act imposes numerous prohibitions and obligations on registered investment advisers, including anti-fraud provisions, fiduciary duties arising out of those provisions, restrictions on certain transactions involving affiliates and regulations designed to safeguard the assets of advisory clients, among others. Failure to comply with these requirements could invite SEC scrutiny or action with respect to Alliance Partners, which could adversely impact our business, financial condition and results of operations, as well as our reputation.
We currently hold state licenses and registrations in connection with the activities of our subsidiaries, Alliance Partners and Solar Servicing LLC. Changes in licensing and registration laws may result in increased disclosure requirements, increased fees, or may impose other conditions to licensing and registration that we or our personnel are unable to meet. We may be required to pay substantial penalties imposed by those regulators due to compliance errors, or we may lose our license or our ability to do business in the jurisdiction otherwise may be impaired. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions. We may not be able to obtain or maintain all currently required licenses and registrations. If we change or expand our business activities, we may be required to obtain additional licenses before we can engage in those activities. If we apply for a new license, a regulator may determine that we were required to do so at an earlier point in time, and as a result, may impose penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant state. Based on changes to our business, we may also forfeit certain of our licenses that are no longer required. Regulators may impose conditions, requirements or penalties in connection with the forfeiture of any of our licenses. States may also expand or otherwise modify their current regulations and if such states do so, we may not be able to comply with such updated regulations or maintain all requisite licenses and registrations in such states or our costs of compliance with and maintenance of such licenses or registrations may materially increase. In addition, the states that currently do not provide extensive regulation of our business may later choose to do so, and we may not be able to obtain or maintain all requisite licenses and registrations, which could require us to modify or limit our activities in the relevant state or states. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

As a result of our expanding national presence, we operate a nationwide business and are required to comply with significantly more state laws and regulations.
As a result of the nationwide scope of our business and our expanding national presence, we have customers and consumers located across multiple states. Additionally, some of our employees and other personnel are geographically dispersed, which requires us to comply with additional state laws and regulations, including employment and tax laws and regulations. The complexity of, and cost to comply with, state laws applicable to our business has increased as a result of our increased national presence. If we are unable to successfully control such costs of compliance or if we fail to comply with applicable state laws and regulations, it could materially and adversely affect our results of operations and financial condition.
We may be subject to claims and litigation pertaining to our fiduciary responsibilities.
Some of the services we provide, such as our investment services, require us to act in a fiduciary capacity or similar role for our consumers and others. From time to time, third parties may make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability or our reputation could be harmed. Either of these results may adversely impact demand for our products and services or otherwise have a material adverse effect on our business, financial condition and results of operations.
Stockholders may be deemed to be acting in concert or otherwise in control of us, which could impose notice, approval and ongoing regulatory requirements and result in adverse regulatory consequences for such holders.
The Company is a bank holding company regulated by the Federal Reserve. Banking laws impose various regulatory requirements on parties that may seek to acquire a significant interest in the Company or the Bank. For example, the Change in Bank Control Act would generally require that any party file a formal notice with, and obtain non-objection of, the applicable federal banking agency prior to acquiring (directly or indirectly, whether alone or acting in concert with any other party) 10% or more of any class of voting securities of the Company or the Bank. Further approval requirements and significant ongoing regulatory consequences would apply to any company that (directly or indirectly, whether alone or as part of an association with another company) seeks to acquire “control” of Forbright or the Bank for purposes of the U.S. Bank Holding Company Act of 1956 (“BHCA”). The determination of whether a party “controls” a depository institution or its holding company for purposes of these laws is based on all of the facts and circumstances surrounding the investment. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.
Failure to effectively manage potential conflicts of interest could result in litigation and enforcement actions, as well as damage our reputation.
Alliance Partners provides investment advisory services to financial institution clients and, in that capacity, owes fiduciary duties to such clients. As a result, we may need to address potential conflicts of interest, including situations where we may be a creditor of an entity with which Alliance Partners also has an advisory relationship and where our services to a particular client conflict, or are perceived to conflict, with the interests of an Alliance Partners client. While we have instituted controls and procedures that are designed to identify and address conflicts of interest, appropriately identifying and dealing with conflicts of interest is complex and difficult. If we fail, or are perceived to fail, to properly identify, disclose, and address conflicts of interest, our reputation could suffer and clients may be less willing to engage in transactions with us. In addition, potential or perceived conflicts may give rise to litigation, government investigations or enforcement actions in the future, which could have an adverse effect on our business, financial condition and results of operations.
Federal and state regulators periodically examine our business and may require us to remediate adverse examination findings or may take enforcement action against us.
The Federal Reserve, the FDIC and the MOFR periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the Federal Reserve, the FDIC, or the MOFR were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations (such as information technology or trust operations) had become unsatisfactory, or that we were in violation of any law or regulation, or disagree with our judgments and interpretations regarding the application of regulatory requirements to us, they may take or require us to take a number of different remedial actions as they deem appropriate. These actions have in the past resulted in, and may in the future result in, us being required to remediate or otherwise address any such adverse examination findings, such as through inclusion in reports of examination of matters requiring board attention or amending and refiling publicly available reports. If we fail to address supervisory criticism or concerns in a timely and effective manner, it can result in our regulators taking increasingly elevated regulatory actions against us, which could, among other things, increase the costs of operating our businesses, reduce the demand for our products and services, impact our ability to meet or maintain current or future goals or targets or continue initiatives, and increase our legal, operational and reputational risks. For example, in connection with resolving certain regulatory consent orders issued by the FDIC and MOFR, we developed a funds management program and capital framework and enhanced our governance, compliance, controls and management infrastructure and capabilities in order to ensure compliance with all applicable regulations, which required, and will continue to require, substantial time, monetary and human resource commitments.
In addition, these agencies have the power to take formal and informal enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate our deposit insurance and place our Bank into receivership or conservatorship. In some instances, we may not be permitted to publicly disclose these actions. Any regulatory enforcement action against us could have a material adverse effect on our business, financial condition and results of operations.
Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, in the future our regulators may impose consent orders, civil money penalties, matters requiring attention, or similar types of supervisory criticism. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have an adverse effect on our business, financial condition and results of operations.
We are subject to numerous “fair and responsible banking” laws and other laws and regulations designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.
The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act prohibits unfair or deceptive acts or practices, and the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice, federal and state banking agencies, and other federal and state agencies, including the Consumer Financial Protection Bureau (“CFPB”), are responsible for enforcing these fair and responsible banking laws and regulations. Smaller banks, including the

Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. Accordingly, CFPB rulemaking has the potential to have a significant impact on the operations of the Bank.
A challenge to an institution’s compliance with fair and responsible banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private litigation, including through class action litigation. Such actions could have an adverse effect on our business, financial condition and results of operations.
We face a risk of non-compliance and enforcement actions with the BSA and other anti-money laundering and counter terrorist financing statutes and regulations.
The BSA, USA PATRIOT Act, AMLA and other laws and regulations require financial institutions, among others, to institute and maintain an effective anti-money laundering compliance program and to file reports such as suspicious activity reports and currency transaction reports. Our products and services are subject to an increasingly strict set of legal and regulatory requirements to help detect and prevent money laundering, terrorist financing and other illicit activities. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and the U.S. Treasury Department’s Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. If we violate these laws and regulations, or our policies, procedures and systems are deemed deficient, we could face severe consequences, including sanctions, fines, regulatory actions and reputational consequences. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Moreover, our efforts to comply with such laws and regulations could result in increased costs related to our regulatory oversight, as we may be required to add additional compliance personnel or incur other significant compliance-related expenses. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition and results of operations.
Regulations relating to privacy, information security and data protection could increase our costs or affect or limit how we collect and use personal information. Any violation of these laws or another incident involving personal, confidential or sensitive information of individuals could damage our reputation and adversely affect our business.
Our business requires the collection and retention of large volumes of personal, confidential or sensitive information regarding our customers, consumers, employees and other third parties with whom we interact. As a result, we are subject to various privacy, information security and data protection laws and regulations, including, to the extent applicable, requirements concerning data breach notification, and we could be adversely impacted by these laws. For example, our business is subject to the GLBA which, among other things: (i) imposes certain obligations related to sharing nonpublic personal information about our customers and consumers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers and consumers about our information collection, sharing and security practices and afford customers and consumers the right to “opt out” of certain information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as maintain plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data breach notification laws and regulations with varying requirements for customers and consumer, regulator, and/or law enforcement notification in certain circumstances in the event of a security breach.
Moreover, the legal and regulatory environment surrounding data privacy and protection is constantly evolving, can be subject to significant change, and may be inconsistent between states within a country or between countries. Legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer or employee information, and some of our current or planned business activities. This could also pose complex compliance challenges, and increase our costs of compliance and business operations, require us to change our business practices and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal and state level, such as with regard to mobile applications. The impact of such laws and regulations is unclear as they continue to develop and are subject to amendments and evolving administrative and judicial interpretation. Any failure or perceived failure to comply with applicable laws and regulations could result in significant fines, penalties and legal liability.
Ensuring that our collection, use, transfer, storage and processing of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers, consumers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or sensitive information of our employees, customers, consumers or other third parties with whom we interact were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Compliance with current or future privacy, data protection and information security laws (including those regarding data breach notification) to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have an adverse effect on our business, financial condition or results of operations. Further, concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers and consumers or potential customers and consumers and thereby reduce our revenues. Accordingly, any actual or perceived failure to comply with applicable privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.
Adverse developments in U.S. tax laws could have a material and adverse effect on our business, financial condition and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law or changes in the scope of our operations.
We are subject to income taxation at the U.S. federal level and because of the scope of our operations, by certain states and municipalities. In determining our tax liability for these jurisdictions, we must monitor changes to the applicable tax laws and related regulations. While we believe we are in compliance with current prevailing laws, one or more U.S. taxing authorities could seek to impose incremental, retroactive or new taxes on us. In addition, jurisdictions in which we operate are actively considering significant changes to current tax law. Any adverse developments in tax laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition and results of operations. Finally, changes in the scope of our operations, including expansion to new geographies, could increase the amount of taxes to which we are subject, and could increase our effective tax rate, which could similarly adversely affect our business, financial condition and results of operations.
We currently have no plans to pay dividends on our Class A common stock and our ability to pay dividends is subject to certain restrictions.
Holders of our Class A common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. Our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. Also, as a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. The terms of our debt agreements currently limit our ability to pay dividends, and our ability to pay dividends in the future may also be restricted by the terms of any debt or preferred securities we may incur or issue. In addition, our primary asset is the Bank and any future payment of dividends will depend on our Bank’s ability to make distributions and payments to the Company as our principal source of funds to pay such dividends. There are numerous laws and banking regulations that restrict the Bank’s ability to pay dividends or make other capital distributions to the Company. Further, our banking regulators have the ability to restrict the Bank’s payment of dividends through supervisory action. As a consequence of these various limitations and restrictions, we may not be able to make the payment of dividends on our Class A common stock.
Political and regulatory changes or developments could adversely affect our business.
Our business depends on maintaining stable relationships with depositors and our valued customers, as well as consistent regulatory and political policies. For example, on August 7, 2025, President Trump signed Executive Order 14331 titled “Guaranteeing Fair Banking for All Americans,” which, among other things, required federal banking agencies to conduct reviews to identify, and take remedial actions against, financial institutions that have had any policies or practices that would encourage “politicized or unlawful” debanking based on the customer’s political or religious beliefs or disfavored lawful business activities. Certain federal banking agencies have announced actions to address these practices, including conducting supervisory reviews of banks’ activities, reviewing consumer complaints from government and third-party sources to identify potential instances of, and announcing actions to consider, debanking in applicable CRA examinations and licensing applications filed by banks. In January 2026, a high-profile lawsuit was filed alleging politically motivated account closures against a major U.S. bank and its CEO, underscoring the potential for claims in this area. Regulatory, legal or political policy changes, including changes in approach to enforcement actions, regulatory or administrative policy priorities or costly litigation could adversely affect our reputation, result in increased compliance costs, restrict our ability to manage risk, or otherwise adversely impact our consumer and customer bases, our business, financial position and results of operations.
Risks Related to an Investment in Our Class A Common Stock
The dual class structure of our capital stock may limit your ability to influence corporate matters if shares of our non-voting Class B common stock are converted into shares of voting Class A common stock.
The dual class structure of our capital stock may limit your ability to influence corporate matters. Holders of our Class A common stock are entitled to one vote per share, while holders of our Class B common stock are not entitled to any votes. Nonetheless, each share of our Class B common stock may convert into an equal number of shares of our Class A common stock in specific circumstances and in compliance with the specific procedures provided in our Amended Certificate of Incorporation. See “Description of Capital Stock-Conversion of Class B Common Stock” of the Company's Registration Statement on Form S-1 for a summary of these conditions and procedures. If holders of our Class B common stock convert their shares into Class A common stock, this will have the effect of increasing the relative voting power of such prior holders of our Class B common stock, and correspondingly decreasing the voting power of other holders of our Class A common stock, which may limit your ability to influence corporate matters.
Future sales of our Class A common stock in the public market could lower our stock price, and any increase in shares issued as part of our equity-based compensation plans or for other purposes may dilute your ownership in us.
Our Amended Certificate of Incorporation authorizes us to issue up to 120,000,000 shares of our Class A common stock and 25,000,000 shares of Class B common stock. As of June 30, 2026, 33,396,776 (or approximately 67%) of the shares of our Class A and Class B common stock outstanding held by our executives, directors, and other current stockholders are or will become eligible for resale under Rule 144 of the Securities Act, subject to volume limitations and applicable holding period requirements. In addition, certain stockholders have the ability to cause us to register the resale of their shares pursuant to a registration rights agreement.

We may issue shares of our Class A common stock, Class B common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our Class A common stock or Class B common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our Class A common stock, Class B common stock or other securities in connection with any such acquisitions and investments.
Further, from time to time, we explore and evaluate merger and acquisition opportunities as part of our ongoing business practices, and we may pursue mergers and acquisitions in the future. If we issue shares of our Class A common stock as consideration for any acquisition, it would dilute the ownership of existing holders of our Class A common stock and could result in a decline in the market price of our Class A common stock.
We have filed and may file additional registration statements on Form S-8 to register shares of our Class A common stock issued pursuant to one or more equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
We cannot predict the size of future issuances of our Class A common stock, or the effect, if any, that future issuances and sales of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock (including shares of our Class A common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our Class A common stock and could impair our ability to raise capital through future sales of our securities.
Our stock price may be volatile, and you could lose part or all of your investment as a result.
Stock price volatility may negatively impact the price at which our Class A common stock may be sold and may also negatively impact the timing of any sale. Our stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:
•actual or anticipated variations in quarterly or annual operating results, financial conditions or credit quality;
•changes in business or economic conditions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in regulatory regimes governing other financing or investment verticals in which we are involved;
•the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•changes in recommendations or research reports about us or the financial services industry in general published by securities analysts;
•the failure of securities analysts to cover, or to continue to cover, us;
•changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
•news reports relating to trends, concerns and other issues in the financial services industry;
•reports related to the impact of natural or manmade disasters;
•perceptions in the marketplace regarding us and or our competitors;
•sudden increases in the demand for our Class A common stock, including as a result of any “short squeezes”;

•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•additions or departures of key personnel;
•future sales or issuance of additional shares of Class A common stock or other equity securities;
•fluctuations in the stock price and operating results of our competitors;
•changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws or regulations;
•new technology used, or services offered, by competitors;
•additional investments from third parties;
•geopolitical conditions such as acts or threats of terrorism, pandemics or military conflicts;
•other economic, competitive, governmental, regulatory or technological factors affecting our operations, pricing, products and services;
•other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core businesses or the financial services industry; or
•other events or factors, including those discussed in “-Risks Related to our Operations.”
In particular, the realization of any of the risks described in this section could have an adverse effect on the market price of our Class A common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced significant volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock over the short, medium or long term, regardless of our actual performance.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, or change their recommendations regarding our Class A common stock, or if our operating results do not meet their expectations, the market price of our Class A common stock and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, or our operating results do not meet their expectations, either absolutely or relative to our competitors, the market price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we would lose visibility in the financial markets, which in turn could cause the market price of our Class A common stock or trading volume to decline. If we fail to meet the expectations of analysts for our operating results, the market price of our Class A common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause the market price of our Class A common stock and trading volume to decline.
The holders of our debt obligations and any preferred stock we may issue will have priority over the holders of our Class A common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.
In any liquidation, dissolution or winding up of the Company, our Class A common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of June 30, 2026, we had outstanding an aggregate of $148.3 million of subordinated notes, net of debt issuance costs and an aggregate of $2.9 million of trust preferred securities, net of securities issuance costs. We could incur additional debt obligations or issue additional preferred stock in the future to raise additional capital. In such event, holders of our Class A common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to holders of our debt are satisfied and holders of indebtedness and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we will be required to pay interest on the subordinated notes and dividends on our trust preferred securities before we will be able to pay any dividends on our Class A common stock.
Delaware law and the provisions of our Amended Certificate of Incorporation and Amended Bylaws may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.
Delaware corporate law and provisions of our Amended Certificate of Incorporation, and our Amended Bylaws could make it more difficult for a third-party to acquire us, even if doing so would be perceived to be beneficial by our stockholders. In addition to these provisions, banking laws impose notice, approval, and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. These laws include the BHCA and the Change in Bank Control Act. These laws could delay or prevent an acquisition. Accordingly, prospective investors must comply with these requirements, if applicable, in connection with any purchase of shares of our Class A common stock. Among other things, our Amended Certificate of Incorporation and Amended Bylaws include provisions regarding:
• the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•limitations on the liability of our directors, and the indemnification of our directors and officers;
•the ability of our board of directors to amend our Amended Bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt;
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;
•certain transfer restrictions that restrict the ability of a person or entity or group thereof from accumulating an aggregate of 4.9% or more of the Company’s capital stock and the ability of persons, entities or groups now owning 4.9% or more of the Company’s capital stock from acquiring additional stock; and
•a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors.
Collectively, provisions of our Amended Certificate of Incorporation and Amended Bylaws and other statutory and regulatory provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their Class A common stock. Moreover, the combination of these provisions effectively inhibits certain business combinations, which, in turn, could adversely affect the market price of our Class A common stock.
Our Amended Certificate of Incorporation has an exclusive forum provision, which could limit a stockholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our Amended Certificate of Incorporation has an exclusive forum provision providing that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the state of Delaware or, in the event that the Court of Chancery of the state of Delaware does not have jurisdiction, any federal or state court of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any duty owed by any director, officer or other employee to us or to our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, stockholders, employees or other agents arising pursuant to any provision of the DGCL or the Amended Certificate of Incorporation or the Amended Bylaws or (iv) any action asserting a claim against us or any of our directors, officers, stockholders, employees or other agents that is governed by the internal affairs doctrine.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our Amended Certificate of Incorporation provides that the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, our Amended Certificate of Incorporation does not apply to suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Our Amended Certificate of Incorporation also provides that any person or entity purchasing or otherwise acquiring any interest in shares of our Class A common stock will be deemed to have notice of and to have consented to the foregoing provisions; provided, however, that stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. We recognize that the forum selection clause in our Amended Certificate of Incorporation may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware.
An investment in our Class A common stock is not an insured deposit.
An investment in our Class A common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, the DIF, or by any other public or private entity. Investment in our Class A common stock is inherently risky for the reasons described herein and is subject to the same market forces that affect the price of Class A common stock in any company. As a result, if you acquire our Class A common stock, you could lose some or all of your investment.
Fulfilling our public company financial reporting and other regulatory obligations is expensive and time consuming and may strain our resources and divert management’s attention.
As a public company, we are subject to the reporting requirements of the Exchange Act and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act and the related rules and regulations of the SEC, as well as the rules of the Nasdaq. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition which may at times differ from information in our other publicly available reports regarding our business and financial condition (including due to different regulatory requirements and standards applicable to the information required to be included in those other reports). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these requirements places additional demands on our legal, accounting, finance, operations and investor relations staff and on our accounting, financial and information systems, and increases our legal and accounting compliance costs as well as our compensation expense. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.
In accordance with Section 404 of the Sarbanes-Oxley Act, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we file with the SEC on Form 10-K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls until we are no longer an emerging growth company and no longer a non-accelerated filer. This process requires significant documentation of policies, procedures and systems, review of that documentation by our accounting staff and our outside independent registered public accounting firm and testing of our internal control over financial reporting by our accounting staff and our outside independent registered public accounting firm. This process involves considerable time and attention, may strain our internal resources and increases our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.
We have not been required to, and we have not performed, an evaluation of our internal control over financial reporting as contemplated by Section 404 of the Sarbanes-Oxley Act, as of any balance sheet date reported in our financial statements. We have performed an evaluation of our internal control over financial reporting under the Federal Deposit Insurance Corporation Improvement Act of 1991, which is a different standard than under Section 404 of the Sarbanes-Oxley Act. Had we performed such an evaluation of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, control deficiencies, including material weaknesses and significant deficiencies, may have been identified.
If we are unable to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act and other public reporting and disclosure requirements, that continue to apply to us as a bank holding company, we may be unable to accurately report our financial results, or report them within the time frames required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act or other public reporting and disclosure requirements, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities, as applicable. If material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, amendments or refiling of our regulatory financial statements, a decline in our stock price, or suspension or delisting of our Class A common stock from the Nasdaq and could have a material adverse effect on our business, results of operations and financial condition, along with impacts to investor confidence in our business. Even if we are able to report our financial statements accurately, consistently and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.
We are an “emerging growth company” as defined in the JOBS Act and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our Class A common stock less attractive to investors and adversely affect the market price of our Class A common stock.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company we may take advantage of certain exemptions from various requirements generally applicable to public companies. These exemptions allow us, among other things, to present only two years of audited financial statements and discuss our results of operations for only two years in related Management’s Discussions and Analyses; not to provide an auditor attestation of our internal control over financial reporting; to take advantage of an extended transition period to comply with the new or revised accounting standards applicable to public companies; and not to seek a non-binding advisory vote on executive compensation or golden parachute arrangements.
We may take advantage of these provisions until the last day of the fiscal year following the fifth anniversary of the completion of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest of (i) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more, (ii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (iii) the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.
We cannot predict whether investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile or decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Dividends on Common Stock
Forbright, Inc. historically has not paid any cash dividends on its shares of common stock and does not expect to do so in the foreseeable future.
Any future determination relating to our dividend policy will be made at the discretion of Forbright, Inc.’s Board of Directors and will depend on a number of factors, including earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by the Board of Directors.
In addition, as a bank holding company, Forbright, Inc. is subject to general regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business, which, depending on the financial condition and liquidity of the holding company at the time, could include the payment of dividends. Further, various federal and state statutory provisions limit the amount of dividends that bank subsidiaries can pay to their parent holding company without regulatory approval. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels, and limits exist on paying dividends in excess of net income for specified periods. The ability to pay dividends and the amounts that can be paid is limited to the extent the Bank’s capital ratios do not exceed the minimum required levels plus 250 basis points.
Use of Proceeds
We received net proceeds from our IPO of $131.0 million ($148.1 million including the underwriters execution of their option to purchase additional shares of Class A common stock in full), after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
We intend to use the net proceeds that we received for general corporate purposes.
At this time, we have not identified a specific use or uses for which we intend to employ the entirety of the net proceeds and, accordingly, we intend to invest any unused proceeds in a variety of capital preservation investments, including short-term, liquid investment-grade and interest-bearing instruments.
We reserve the right to use the net proceeds that we received in any manner we consider to be appropriate, to the benefit of our business and operations. Although we do not currently contemplate changes in the proposed use of proceeds, to the extent we find that adjustment is required for other uses, by reason of existing business conditions, we may adjust the use of proceeds and apply them in our discretion. The actual use of the proceeds could differ from those outlined in the section entitled “Risk Factors” in our Form S-1 as filed with the SEC. Our management will have broad discretion in the application of the net proceeds accruing to us, and investors will be relying on the judgment of our management regarding the application of such proceeds.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Employment Agreement with Kenneth Elias
On August 13, 2026, the Bank entered into an Employment Agreement with Kenneth Elias (the “Elias Employment Agreement”), pursuant to which Mr. Elias will continue to serve as Executive Vice President of the Company and Executive Vice President and Chief Lending Officer of the Bank (or such other substantially equivalent position as may be designated by the Bank), reporting to the Chief Executive Officer of the Bank.
The Elias Employment Agreement provides for an initial three-year term commencing on August 13, 2026 (the “Effective Date”) that automatically renews for successive one-year periods unless either party provides at least 60 days’ prior written notice of non-renewal (with a non-renewal by the Bank treated as a termination without cause and a non-renewal by Mr. Elias treated as a resignation without good reason). Pursuant to the Elias Employment Agreement, Mr. Elias will receive an annual base salary of $500,000 (which may be increased but not decreased), will be eligible to participate in the Executive Incentive Compensation Plan (or other annual bonus plan as in effect from time to time for similarly situated executives) with a target annual bonus of at least 100% of his base salary (subject to individual and company performance criteria established in advance by the board of directors of the Bank), and will be eligible to receive an annual long-term incentive award with a target grant date fair value equal to 100% of his base salary under the 2026 Plan. Mr. Elias is also entitled to participate in the Bank’s employee benefit arrangements and to receive reimbursement for reasonable and necessary business expenses.
The Elias Employment Agreement provides that, in the event of a termination of Mr. Elias’ employment by the Bank without “cause” or a resignation by Mr. Elias for “good reason” (each as defined in the Elias Employment Agreement) outside of the Change in Control Period (defined as the period beginning three months prior to a change in control and ending 12 months following a change in control), Mr. Elias will be entitled, subject to execution and non-revocation of a general release of claims, to: (i) cash severance equal to 2.0 times his annual base salary, payable in equal installments over 18 months (or, at the Bank’s discretion, in a lump sum), (ii) a lump-sum payment of any earned but unpaid annual bonus for the fiscal year preceding the year of termination, (iii) a lump-sum payment of a pro-rated cash bonus equal to his target annual bonus opportunity for the year of termination multiplied by the fraction of the fiscal year elapsed through the date of termination (the “Pro Rata Bonus”), and (iv) company-paid COBRA premiums for up to 18 months (or equivalent monthly cash payments).
If such termination without cause or resignation for good reason occurs during the Change in Control Period, Mr. Elias will instead be entitled, subject to the release requirement, to: (i) a lump-sum cash payment equal to 4.0 times his annual base salary, (ii) a lump-sum payment of any earned but unpaid annual bonus for the fiscal year preceding the year of termination, (iii) a lump-sum payment of the Pro Rata Bonus, and (iv) company-paid COBRA premiums for up to 18 months (or equivalent monthly cash payments).
In addition, upon termination of Mr. Elias’ employment without cause, by reason of death or disability, or by Mr. Elias for good reason: (i) any Company equity awards (x) granted prior to June 10, 2026 or (y) granted after June 10, 2026 and more than one year prior to the date of termination will fully vest, and all applicable exercisability restrictions will lapse, (ii) any Company equity awards granted after June 10, 2026 and within one year prior to the termination will vest on a pro-rata basis, and (iii) any Company performance-based equity awards granted after June 10, 2026 will be treated and determined under the applicable award agreement.
The Elias Employment Agreement also contains restrictive covenants, including confidentiality and 18-month post-termination non-competition and non-solicitation covenants.
The foregoing description of the Elias Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Elias Employment Agreement, a copy of which is filed as Exhibit 10.4 to this Report.

Rule 10b5-1 Trading Plans
During the second quarter of 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Forbright, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 12, 2026)
3.2*	Amended and Restated Bylaws of Forbright, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on June 12, 2026)
10.1*†	Forbright, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed with the SEC on June 8, 2026)
10.2*†
Second Amended and Restated Employment Agreement, by and between Forbright, Inc. and John Delaney, dated June 4, 2026 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A filed with the SEC on June 8, 2026)

10.3*†
Second Amended and Restated Employment Agreement, by and between Forbright, Inc. and Donald Cole, dated June 4, 2026 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A filed with the SEC on June 8, 2026)

10.4†	Employment Agreement, by and between Forbright Bank and Kenneth Elias, dated August 13, 2026
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (formatted as Inline XBRL)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
__________________
*Previously filed.
†Management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chevy Chase, Maryland on August 13, 2026.

Forbright, Inc.

By:		/s/ John K. Delaney

	Name:	John K. Delaney
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:		/s/ Christopher S. Lynch

	Name:	Christopher S. Lynch
	Title:	Chief Financial Officer
(Principal Financial Officer)