Form 10-Q
period 2026-09-30
Forbright, Inc.
filed 2026-11-13
CIK 1925062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☒ No ☐
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
Yes ☐ No ☒
As of November 9, 2026, there were 33,601,078 shares of the registrant’s Class A common stock outstanding, including 1,409,487 shares of unvested restricted stock awards, and there were 17,163,302 shares of the registrant’s Class B common stock outstanding.

i

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The following list of abbreviations and acronyms may be used throughout this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Results of Operations and Financial Condition, the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements.

1940 Act	Investment Advisers Act of 1940
2014 Plan	2014 Stock Incentive Plan
2019 Notes	Fixed to Floating Rate Subordinated Notes issued in 2019
2021 Notes	Fixed to Floating Rate Subordinated Notes issued in 2021
2026 Plan	2026 Omnibus Incentive Plan
401(k) Plan	The 401(k) plan, adopted by the Bank, a multiple employer plan covering all full-time and part-time employees
ACL	Allowance for Credit Losses
ACL – Loans	Allowance for Credit Losses on Loans
ACL – Unfunded	Allowance for Credit Losses on Unfunded Commitments
Advances and Security Agreement	Advances and Security Agreement with the FHLB of Atlanta
AI	Artificial Intelligence
AIML	Artificial Intelligence and Machine Learning
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	U.S. Bank Holding Company Act of 1956
Branch Sale	Agreement dated August 21, 2026, to sell two branches, one deposit production office and associated deposits
BSA	Federal Bank Secrecy Act of 1970
CBLR	Community Bank Leverage Ratio
CECL	Current Expected Credit Loss
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Common Stock	Voting Common Stock or Class A and Non-Voting Common Stock or Class B
CPACE	Commercial Property Assessed Clean Energy
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank of Atlanta
FOMC	Federal Open Market Committee
Forbright, the Company, we, our, us, or similar terms	Forbright, Inc. along with its subsidiaries
FRB	Federal Reserve Bank
FRB Credit Line	Federal Reserve Bank Credit Line
GAAP	Generally Accepted Accounting Principles in the United States of America
GLBA	Gramm-Leach-Bliley Act of 1999
HUD	U.S. Department of Housing and Urban Development
IPO	Initial Public Offering
JOBS Act	Jumpstart Our Business Startups Act of 2012
MOFR	Maryland Office of Financial Regulation
Non-Voting Common Stock or Class B	Class B, Non-Voting Common Stock, par value $0.001 per share

OREO	Other Real Estate Owned Assets
OSS	Open Source Software
Preferred Stock	Preferred stock, par value $0.001 per share
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
The Bank	Forbright Bank with its subsidiaries
The Parent	Forbright, Inc.
Voting Common Stock or Class A	Class A, Voting Common Stock, par value $0.001 per share
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include discussion of plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “see,” “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “aim,” “intend,” “plan,” “seek” or words or phrases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Such forward-looking statements are based on various assumptions (some of which may be beyond our control) and are subject to risks and uncertainties, which change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:
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
•the ability to adapt to rapid technological changes, including advancements related to AI, the use of AI models in credit decisioning, customer service, and operations, including risks of model error, bias, regulatory scrutiny under fair lending laws, and third-party AI dependencies, digital banking platforms, and cybersecurity; advances and changes in technology, including AI, and the Company's ability to develop timely and competitive products and services and effectively manage related risks; risks related to our implementation of new lines of business, new products and services, new technologies, and expansion of our existing business opportunities; risks related to the development and use of AI; and
•other risks and uncertainties described under “Risk Factors” of this Report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash, due from banks and restricted cash	$37,685	$18,241
Interest-bearing deposits with banks	811,274	630,474
Cash, cash equivalents and restricted cash	848,959	648,715
Investment securities available-for-sale, at fair value	1,014,605	1,254,887
Investment securities held-to-maturity, at amortized cost, net of allowance for credit losses - investment securities of $110	48,489	48,834
Loans held-for-sale	476,036	379,662
Loans held for investment, at fair value	2,855	4,645
Loans held for investment, at amortized cost	6,163,716	5,222,234
Allowance for credit losses - loans	(55,833)	(52,986)
Net loans held for investment, at amortized cost	6,107,883	5,169,248
Other earning assets, net	50,470	55,928
Deferred tax asset, net	138,276	153,314
Accrued interest receivable	49,071	55,155
Premises and equipment, net	41,990	30,763
Goodwill and other intangible assets, net	35,452	31,685
Other assets	83,427	56,470
Assets held-for-sale	726,837	—
Total assets	$9,624,350	$7,889,306

LIABILITIES
Non-interest-bearing deposits	$362,080	$372,444
Interest-bearing deposits	7,248,590	6,405,471
Total deposits	7,610,670	6,777,915
Subordinated debt, net	151,270	151,003
Other liabilities	118,641	137,945
Liabilities held-for-sale	749,135	—
Total liabilities	8,629,716	7,066,863

Commitments and contingent liabilities (Note 14)

Redeemable noncontrolling interest	2,885	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 103,200,000 shares authorized:
Voting common stock, 33,173,832 and 19,438,060 shares issued and outstanding, respectively	33	20
Non-voting common stock, 17,590,548 and 21,242,551 shares issued and outstanding, respectively	18	21
Additional paid-in capital	650,070	490,550
Retained earnings	365,205	328,828
Accumulated other comprehensive (loss)/income	(23,577)	3,024
Total stockholders’ equity	991,749	822,443
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$9,624,350	$7,889,306

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
INTEREST INCOME
Loans held for investment	$110,628	$107,825	$302,314	$283,584
Loans held-for-sale	10,016	8,452	26,694	28,274
Deposits with banks	12,991	7,606	27,825	22,182
Investment securities	13,052	15,098	41,309	47,359
Other earning assets	651	788	2,015	2,564
Total interest income	147,338	139,769	400,157	383,963
INTEREST EXPENSE
Deposits	73,477	64,503	199,796	179,708
Subordinated debt, net	1,909	1,951	5,706	6,893
Other borrowings	—	122	—	1,388
Total interest expense	75,386	66,576	205,502	187,989
Net interest income	71,952	73,193	194,655	195,974
Provision for credit losses	1,499	4,762	10,871	17,311
Net interest income after provision for credit losses	70,453	68,431	183,784	178,663
NON-INTEREST INCOME
Servicing income	6,592	805	20,555	805
Investment advisory fees	3,194	3,917	9,477	12,415
Fee income on loans	2,116	2,006	6,371	5,837
Gains on sales of loans and investment securities, net	1,946	10,690	2,164	12,860
Unrealized gains/(losses) on loans and financing receivables, net	1,263	4,443	(1,035)	7,189
Other non-interest income	13,989	2,275	28,998	10,322
Total non-interest income	29,100	24,136	66,530	49,428
NON-INTEREST EXPENSE
Compensation and benefits	36,422	33,255	101,471	93,695
Information technology	7,705	6,573	22,826	19,469
Professional fees	11,422	3,222	29,022	9,764
Loan administration and servicing	6,917	1,363	16,542	4,119
Advertising and marketing	1,688	774	6,712	5,313
FDIC insurance	1,033	817	3,046	4,166
Occupancy expense	1,812	1,079	4,400	3,576
Other non-interest expense	3,381	3,419	10,594	10,315
Total non-interest expense	70,380	50,502	194,613	150,417
Income before income taxes	29,173	42,065	55,701	77,674
Income tax expense	8,465	9,969	19,239	19,342
Net income	20,708	32,096	36,462	58,332
Net income attributable to noncontrolling interest	85	—	85	—
Net income attributable to the Company	$20,623	$32,096	$36,377	$58,332

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Income - (continued)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic earnings attributable to the Company per voting common share	$0.42	$0.80	$0.86	$1.45
Basic earnings attributable to the Company per non-voting common share	$0.42	$0.80	$0.79	$1.45
Diluted earnings attributable to the Company per voting common share	$0.41	$0.78	$0.83	$1.41
Diluted earnings attributable to the Company per non-voting common share	$0.41	$0.78	$0.76	$1.41
Weighted-average shares used to compute earnings attributable to the Company per voting common share:
Basic	30,048,936	19,029,795	23,466,079	19,004,185
Diluted	31,806,389	20,039,544	25,066,853	20,116,479
Weighted-average shares used to compute earnings attributable to the Company per non-voting common share, basic and diluted	19,100,718	21,242,551	20,444,703	21,242,551

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$20,708	$32,096	$36,462	$58,332
Other comprehensive (loss)/income, net:
Net change in unrealized (loss)/gain on investment securities available-for-sale	(23,745)	4,276	(35,871)	4,724
Related income tax effect	6,136	(1,103)	9,270	(1,210)
Reclassification of gain on investment securities available-for-sale to income	—	—	—	(1,194)
Related income tax effect	—	—	—	301
Total other comprehensive (loss)/income, net	(17,609)	3,173	(26,601)	2,621
Total comprehensive income	3,099	35,269	9,861	60,953
Comprehensive income attributable to noncontrolling interest	85	—	85	—
Total comprehensive income attributable to the Company	$3,014	$35,269	$9,776	$60,953

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest
(Unaudited)

	Voting Common stock		Non-voting Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	28,949,031	$29	20,748,177	$21	$628,499	$344,582	$(5,968)	$967,163	$—
Net income	—	—	—	—	—	20,623	—	20,623	85
Other comprehensive loss, net of tax	—	—	—	—	—	—	(17,609)	(17,609)	—
Total comprehensive income								3,014	85
Issuance of common stock, net of offering costs	1,012,085	1	—	—	16,162	—	—	16,163	—
Exercise of stock options	63,490	—	—	—	1,073	—	—	1,073	—
Stock-based compensation	(3,488)	—	—	—	4,429	—	—	4,429	—
Conversion of non-voting to voting common stock	3,157,629	3	(3,157,629)	(3)	—	—	—	—	—
Shares withheld for tax withholding and exercise of stock options and restricted shares	(4,915)	—	—	—	(93)	—	—	(93)	—
Investment from redeemable noncontrolling interest	—	—	—	—	—	—	—	—	2,800
Balance as of September 30, 2026	33,173,832	$33	17,590,548	$18	$650,070	$365,205	$(23,577)	$991,749	$2,885

Balance as of June 30, 2025	19,415,891	$20	21,242,551	$21	$486,112	$267,138	$(995)	$752,296	$—
Net income	—	—	—	—	—	32,096	—	32,096	—
Other comprehensive income, net of tax	—	—	—	—	—	—	3,173	3,173	—
Total comprehensive income								35,269	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,289	—	—	2,289	—
Shares withheld for tax withholding and exercise of stock options and restricted shares	(4,830)	—	—	—	(81)	—	—	(81)	—
Balance as of September 30, 2025	19,411,061	$20	21,242,551	$21	$488,320	$299,234	$2,178	$789,773	$—

	Voting Common stock		Non-voting Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total Stockholders’ Equity	Redeemable Noncontrolling Interest
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	19,438,060	$20	21,242,551	$21	$490,550	$328,828	$3,024	$822,443	$—
Net income	—	—	—	—	—	36,377	—	36,377	85
Other comprehensive loss, net of tax	—	—	—	—	—	—	(26,601)	(26,601)	—
Total comprehensive income								9,776	85
Issuance of common stock, net of offering costs	8,912,085	9	—	—	147,200	—	—	147,209	—
Exercise of stock options	99,890	—	—	—	1,625	—	—	1,625	—
Stock-based compensation	1,121,497	1	—	—	11,690	—	—	11,691	—
Conversion of non-voting to voting common stock	3,652,003	3	(3,652,003)	(3)	—	—	—	—	—
Shares withheld for tax withholding on vesting of restricted shares	(49,703)	—	—	—	(995)	—	—	(995)	—
Investment from redeemable noncontrolling interest	—	—	—	—	—	—	—	—	2,800
Balance as of September 30, 2026	33,173,832	$33	17,590,548	$18	$650,070	$365,205	$(23,577)	$991,749	$2,885

Balance as of December 31, 2024	19,001,365	$19	21,242,551	$21	$481,455	$240,902	$(443)	$721,954	$—
Net income	—	—	—	—	—	58,332	—	58,332	—
Other comprehensive income, net of tax	—	—	—	—	—	—	2,621	2,621	—
Total comprehensive income								60,953	—
Exercise of stock options	93,200	—	—	—	1,044	—	—	1,044	—
Stock-based compensation	363,522	1	—	—	6,636	—	—	6,637	—
Shares withheld for tax withholding and exercise of stock options and vesting of restricted shares	(47,026)	—	—	—	(815)	—	—	(815)	—
Balance as of September 30, 2025	19,411,061	$20	21,242,551	$21	$488,320	$299,234	$2,178	$789,773	$—

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
OPERATING ACTIVITIES
Net income	$36,462	$58,332
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization	7,492	6,344
Provision for credit losses	10,871	17,311
Accretion of net discounts on investment securities, net	(4,954)	(16,716)
Amortization of deferred fees and costs on loans, net	(22,022)	(27,127)
Increase in loans originated for sale, net	(95,879)	(36,083)
Gains on sales of loans and investment securities, net	(2,164)	(12,860)
Stock-based compensation	11,691	6,637
Deferred income taxes	24,308	(3,649)
Other	6,708	210
Net change in assets and liabilities:
Accrued interest receivable	6,084	(13,512)
Other assets	(21,344)	(45,173)
Other liabilities	(2,066)	5,272
Net cash used in operating activities	(44,813)	(61,014)
INVESTING ACTIVITIES
Net increase in loans held for investment, at amortized cost	(936,185)	(1,075,317)
Net decrease in loans held for investment, at fair value	2,576	2,149
Purchase of investment securities available-for-sale	(262,177)	(1,580,173)
Proceeds, maturities, prepayments and calls of securities available-for-sale	471,542	1,815,905
Proceeds, maturities, prepayments and calls of securities held-to-maturity	345	444
Acquisition of corporate headquarters	(37,440)	—
Proceeds from sales of other real estate owned	5,279	17,837
(Purchase of)/proceeds from FHLB stock, net	(473)	32,952
Other	(7,242)	(4,963)
Net cash used in investing activities	(763,775)	(791,166)
FINANCING ACTIVITIES
Net increase in deposits	1,576,662	936,185
Repayment of subordinated debt	—	(24,000)
Proceeds from other borrowings	—	1,180,000
Repayments of other borrowings	—	(1,790,000)
Gross proceeds from issuance of common stock	160,418	—
Payment of offering costs	(10,808)	—
Proceeds from exercise of stock options under employee stock plans	1,625	1,044
Shares withheld for tax withholding and exercise of stock options and restricted shares	(995)	(815)
Investment from redeemable noncontrolling interest	2,800	—
Net cash provided by financing activities	1,729,702	302,414
Net increase/(decrease) in cash, cash held-for-sale, cash equivalents and restricted cash	921,114	(549,766)
Beginning cash, cash equivalents and restricted cash	648,715	1,179,982
Ending cash, cash held-for-sale, cash equivalents and restricted cash	1,569,829	630,216
Less: Cash held-for-sale	720,870	—
Ending cash, cash equivalents and restricted cash	$848,959	$630,216

FORBRIGHT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - (continued)
(Unaudited)

	For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Supplemental cash flow disclosures:
Interest payments	$198,738	$184,936
Income tax payments, net of refunds of $563 and $677, respectively	$2,966	$9,250
Noncash investing activity:
Extinguishment of loans held for investment (at amortized cost) in exchange for non-cash consideration	$—	$68,620
Net amount of right-of-use assets and lease liabilities applied to carrying value of corporate headquarters	$(3,576)	$—
Loans held-for-sale transferred to loans held for investment (at fair value), net	$151	$(63)
Loans held for investment (at amortized cost) transferred to loans held-for-sale, net	$48	$—
Loans held for investment (at amortized cost) transferred to other real estate owned	$5,959	$—
Financing receivables held-for-sale (at lower of cost or fair value) transferred to financing receivables held for investment (at amortized cost)	$—	$13,830
Right-of-use assets obtained in exchange for lease liabilities	$244	$—
Premises and equipment, net transferred to assets held-for-sale	$5,968	$—
Noncash financing activity:
Deposits and lease liabilities transferred to liabilities held-for-sale	$749,135	$—
Accrued deferred initial public offering costs	$2,400	$—

FORBRIGHT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Nature of Operations
Forbright, Inc., a Delaware corporation, is a bank holding company that along with its subsidiaries, is headquartered in Chevy Chase, Maryland. Forbright Bank, a wholly owned subsidiary of the Company, is a Maryland state-chartered non-member bank, which serves the needs of individuals, small and medium sized businesses, and professional concerns. Nationwide, the Bank serves deposit and retail banking customers via its digital deposit platform and offers competitive financing and lending services, originating term loans, working capital facilities, warehouse lines of credit, and leases.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments to prior periods (consisting of normal recurring accruals) considered necessary for a fair presentation to the current period have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Consolidated Balance Sheet as of December 31, 2025, has been derived from the audited Consolidated Financial Statements as of that date. Certain reclassifications have been made to the prior period’s financial statements to conform to the current year presentation. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Registration Statement on Form S-1.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to use this extended transition period for adoption of some accounting standards. As a result, these financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from those described in the annual Consolidated Financial Statements and footnotes included in the Company's Registration Statement on Form S-1, which should be referenced for a full list of the Company’s significant accounting policies. The following policies are highlighted due to updates or activity during the three and nine months ended September 30, 2026.
Concentrations of Credit Risk
The Company’s portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses in a variety of industries and markets. As of September 30, 2026, the single largest industry concentration in the Company’s loan portfolio was healthcare. The Company does not have any concentrations involving loan products or loan terms. Additionally, the Company does not have concentrations of loans with negative amortization schedules, significant payment increases, or high loan-to-value ratios.
Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the CODM, the Company’s Chief Executive Officer, in deciding how to allocate resources and assessing performance. During the three and nine months ended September 30, 2026 and 2025, all operations were within the United States. The CODM allocates resources and assesses performance based upon financial information at the entity-wide level. Since the CODM makes operating decisions and allocates resources on an entity-wide basis, the Company operates as one operating segment and one reportable segment.
The primary financial measure used by the CODM to evaluate performance and allocate resources is consolidated net income as shown in the Consolidated Statements of Income. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Income.
Premises and Equipment
Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the estimated useful life of the related asset as follows: buildings are depreciated over 39 years; furniture, fixtures, and computer and other equipment over three to ten years; software over three years; leasehold improvements and tenant improvements are recognized over the lesser of the estimated useful life of the improvement or the term of the associated lease. Maintenance and repairs are recognized as incurred in Occupancy expense in non-interest expense in the Consolidated Statements of Income.
The Company has developed and implemented proprietary software for internal use of loan management and a digital banking platform. Although the loan management software has been implemented for its original use, the capabilities are continually expanded. As new capabilities are implemented, the cost of the new capabilities is capitalized and amortized over the remaining useful life of the software. See Note 7 – Premises and Equipment for more information.
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
Leases
Lessor
In its capacity as a lessor, the Company accounts for lease arrangements in accordance with ASC 842 - Leases. Commercial office and retail space leases to third-party tenants located in the Company’s corporate headquarters are classified as operating leases. The building is included in Premises and equipment, net, in the Consolidated Balance

Sheets. Fixed lease income is recognized on a straight-line basis over the non-cancelable term of the underlying lease as Other non-interest income in the Consolidated Statements of Income. See Note 9 – Leases for more information.
Variable Interest Entity and Redeemable Noncontrolling Interest
The Company consolidates a partially owned subsidiary, which owns the building where the Company’s corporate headquarters is located. The partially owned subsidiary is a variable interest entity, as its non-managing members lack substantive kick-out and participating rights. The Company, as managing member and primary beneficiary, has the power to direct the activities that most significantly impact the economic performance of the variable interest entity, and absorb losses and receive benefits that could be significant to the variable interest entity.
The non-managing members’ interests in the subsidiary are presented as redeemable noncontrolling interest. Redeemable noncontrolling interest represents the investment received from the noncontrolling interest and the portion of the partially owned subsidiary’s net income that is not allocable to the Company. The redeemable noncontrolling interest is classified as mezzanine equity in the Consolidated Balance Sheets as possible redemption could occur outside of the Company’s control.
Advertising
Advertising costs are expensed as incurred and included in advertising and marketing in the Consolidated Statements of Income, and were $1.6 million and $6.1 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $4.6 million for the three and nine months ended September 30, 2025, respectively.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740 - Income Taxes. The Company’s effective tax rate was 29.0% and 34.5% for the three and nine months ended September 30, 2026, respectively, and 23.7% and 24.9% for the three and nine months ended September 30, 2025, respectively.
There was a variation in the customary relationship between tax expense and pre-tax income during the three and nine months ended September 30, 2026, primarily due to the effects of becoming subject to Internal Revenue Service code 162(m) as a result of the IPO, and accretion of the deferred credit to reduce tax expense related to the Solar Servicing business acquisition. See Management’s Discussion and Analysis of Results of Operations and Financial Condition – Results of Operations – Income Taxes for more details on the items that impacted income tax expense during the period. The income tax returns of the Company for 2022, 2023, and 2024 are subject to examination by income taxing authorities, generally for three years after they were filed. If the Company identifies an uncertain tax position, an accrual for the estimated tax is recognized in the period the potential tax is identified. The Company has elected to recognize any estimated penalties and interest expense on its income tax liabilities as a component of its provision for income taxes.
Stock-based Compensation
All the Company’s stock options and other equity-based compensation arrangements are classified as equity awards as of September 30, 2026 and December 31, 2025. See Note 15 – Stock-based Compensation for information on the Company’s stock-based compensation.
Assets and Liabilities Held-for-Sale
On August 21, 2026, the Company entered into an agreement to sell two of its branches, one of its deposit production offices and associated deposits. The Branch Sale received regulatory approval on November 5, 2026, and the Company expects it to close during the first quarter of 2027, subject to customary closing conditions. No assurances can be given that the Branch Sale will be completed. Upon execution of the agreement, the Company reclassified the related assets and liabilities to Assets held-for-sale and Liabilities held-for-sale, respectively, in the Consolidated Balance Sheets. Depreciation and amortization ceased at the time the assets were classified as held-for-

sale. See Note 2 – Cash, Cash Equivalents and Restricted Cash, Note 7 – Premises and Equipment, Note 9 – Leases, Note 10 – Deposits, and Note 21 – Fair Value of Financial Instruments for more information.
Subsequent Events
Management has considered the occurrence of subsequent events through November 13, 2026, the date the Consolidated Financial Statements were available to be issued and determined the redemption of subordinated debt and approval of a stock repurchase program met the requirements of disclosure. See Note 11 – Borrowed Funds and Note 12 – Stockholders' Equity for more information.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans, which provides targeted improvements to the accounting for purchased loans, including clarification on the recognition and measurement of credit losses for acquired financial assets. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendments should be applied prospectively to loans acquired after the initial adoption date. The Company is in the process of evaluating the option to early adopt this pronouncement.
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

The following schedule presents the composition of the Company’s cash, cash equivalents and restricted cash as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Cash, due from banks and restricted cash:
Cash and due from banks	$35,629	$16,040
Restricted cash	2,056	2,201
Total cash, due from banks and restricted cash	37,685	18,241
Interest-bearing deposits with banks:
Interest-bearing deposits with the Federal Reserve Bank	781,126	601,555
Interest-bearing deposits with other banks	30,148	28,919
Total interest-bearing deposits with banks	811,274	630,474
Total cash, cash equivalents and restricted cash	$848,959	$648,715
Upon execution of the Branch Sale agreement, the Company reclassified $720.9 million of cash to Assets held-for-sale in the Consolidated Balance Sheets. See Note 7 – Premises and Equipment, Note 9 – Leases, and Note 10 – Deposits for more information.

NOTE 3 – INVESTMENT SECURITIES
Investment Securities Available-For-Sale
Investment securities available-for-sale as of September 30, 2026 and December 31, 2025, consisted of the following securities:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and government agencies	$517,082	$8	$(1,094)	$—	$515,996
Residential agency mortgage-backed	309,283	—	(14,724)	—	294,559
Commercial agency mortgage-backed	200,002	15	(13,837)	—	186,180
Municipal bonds	9,479	9	(1,551)	—	7,937
Other	10,555	—	(622)	—	9,933
Total investment securities available-for-sale	$1,046,401	$32	$(31,828)	$—	$1,014,605

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury and government agencies	$953,981	$4,366	$—	$—	$958,347
Residential agency mortgage-backed	138,262	1,077	(262)	—	139,077
Commercial agency mortgage-backed	135,588	1,004	(522)	—	136,070
Municipal bonds	9,485	46	(896)	—	8,635
Other	13,496	—	(738)	—	12,758
Total investment securities available-for-sale	$1,250,812	$6,493	$(2,418)	$—	$1,254,887
The tables above exclude accrued interest receivables of $5.6 million and $13.4 million as of September 30, 2026 and December 31, 2025, respectively.

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. The amortized cost and fair value of investment securities available-for-sale as of September 30, 2026 and December 31, 2025, by contractual maturity are presented in the following table:

	September 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and government agencies:
One year or less	$517,082	$515,996	$520,293	$521,605
One to five years	—	—	433,688	436,742
Five to ten years	—	—	—	—
After ten years	—	—	—	—
Residential agency mortgage-backed:
One year or less	—	—	—	—
One to five years	54	53	109	107
Five to ten years	—	—	—	—
After ten years	309,229	294,506	138,153	138,970
Commercial agency mortgage-backed:
One year or less	—	—	—	—
One to five years	18,812	18,601	18,794	19,261
Five to ten years	8,456	8,014	13,396	13,612
After ten years	172,734	159,565	103,398	103,197
Municipal bonds:
One year or less	—	—	—	—
One to five years	3,074	2,885	2,081	2,096
Five to ten years	1,899	1,416	994	894
After ten years	4,506	3,636	6,410	5,645
Other:
One year or less	—	—	—	—
One to five years	—	—	—	—
Five to ten years	5,000	4,811	5,000	4,537
After ten years	5,555	5,122	8,496	8,221
	$1,046,401	$1,014,605	$1,250,812	$1,254,887
During the three and nine months ended September 30, 2026, the Company sold no investment securities available-for-sale. There were no sales of investment securities available-for-sale during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold thirteen investment securities available-for-sale with an aggregate cost basis of $1.2 billion and sales proceeds of $1.2 billion. The Company realized gross gains of $1.1 million and no gross losses on the sales. There were no transfers of investment securities from available-for-sale to held-to-maturity during the three and nine months ended September 30, 2026 or 2025.
As of September 30, 2026 and December 31, 2025, the Company had no pledged available-for-sale securities to secure FHLB advances. There were no outstanding FHLB advances as of September 30, 2026 and December 31, 2025.
See Note 11 – Borrowed Funds for more information on FHLB advances availability.
As of September 30, 2026 and December 31, 2025, the Company held no investment securities available-for-sale of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Information pertaining to investment securities available-for-sale with gross unrealized losses as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are presented in the following tables:

		September 30, 2026
		12 Months or Less		12 Months or More		Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agencies	7	$435,988	$(1,094)	$—	$—	$435,988	$(1,094)
Residential agency mortgage-backed	28	293,970	(14,594)	589	(130)	294,559	(14,724)
Commercial agency mortgage-backed	24	176,092	(13,335)	4,145	(502)	180,237	(13,837)
Municipal bonds	9	1,753	(238)	5,105	(1,313)	6,858	(1,551)
Other	5	—	—	9,845	(622)	9,845	(622)
Total	73	$907,803	$(29,261)	$19,684	$(2,567)	$927,487	$(31,828)

		December 31, 2025
		12 Months or Less		12 Months or More		Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Residential agency mortgage-backed	8	49,759	(170)	719	(92)	50,478	(262)
Commercial agency mortgage-backed	6	59,754	(237)	8,901	(285)	68,655	(522)
Municipal bonds	9	1,978	(13)	5,541	(883)	7,519	(896)
Other	7	93	—	12,666	(738)	12,759	(738)
Total	30	$111,584	$(420)	$27,827	$(1,998)	$139,411	$(2,418)
The Company individually evaluates its investment securities available-for-sale for credit losses. As of September 30, 2026 and December 31, 2025, the Company determined no portion of the unrealized losses on its investment securities available-for-sale was due to credit factors. Unrealized losses on investment securities available-for-sale due to factors other than credit are largely due to the nature of the investments. Therefore, no allowance for credit losses was recorded as of September 30, 2026 or December 31, 2025. Additionally, the Company does not intend to sell its investment securities available-for-sale, and the Company has determined it is not more likely than not that the Company will be required to sell them prior to recovery.

Investment Securities Held-to-Maturity
Investment securities held-to-maturity as of September 30, 2026 and December 31, 2025, consisted of the following securities:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$31,000	$1,986	$—	$32,986
Other	17,599	361	(4,163)	13,797
Total investment securities held-to-maturity	$48,599	$2,347	$(4,163)	$46,783
Allowance for credit losses	(110)
Total investment securities held-to-maturity, net of allowance for credit losses	$48,489

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$31,200	$3,736	$—	$34,936
Other	17,744	482	(2,687)	15,539
Total investment securities held-to-maturity	$48,944	$4,218	$(2,687)	$50,475
Allowance for credit losses	(110)
Total investment securities held-to-maturity, net of allowance for credit losses	$48,834
The tables above exclude accrued interest receivables of $3.1 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively.
Expected maturities of investment securities held-to-maturity may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. The amortized cost and fair value of investment securities held-to-maturity as of September 30, 2026 and December 31, 2025, by contractual maturity, are presented in the following table:

	September 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal bonds:
One year or less	$—	$—	$—	$—
One to five years	31,000	32,986	31,200	34,936
Five to ten years	—	—	—	—
After ten years	—	—	—	—
Other:
One year or less	—	—	—	—
One to five years	—	—	—	—
Five to ten years	—	—	—	—
After ten years	17,599	13,797	17,744	15,539
Total	$48,599	$46,783	$48,944	$50,475
As of September 30, 2026 and December 31, 2025, there were no investment securities held-to-maturity of any one issuer in an amount greater than 10% of stockholders’ equity.

There were no sales of investment securities held-to-maturity or transfers of investment securities available-for-sale to investment securities held-to-maturity during the three and nine months ended September 30, 2026 or 2025.
Information pertaining to investment securities held-to-maturity with gross unrealized losses as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are presented in the following tables:

		September 30, 2026
		12 Months or Less		12 Months or More		Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Other	15	$94	$(7)	$12,422	$(4,156)	$12,516	$(4,163)
Total	15	$94	$(7)	$12,422	$(4,156)	$12,516	$(4,163)

		December 31, 2025
		12 Months or Less		12 Months or More		Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Other	14	$—	$—	$14,032	$(2,687)	$14,032	$(2,687)
Total	14	$—	$—	$14,032	$(2,687)	$14,032	$(2,687)
The Company collectively evaluates its investment securities held-to-maturity for credit losses. As of September 30, 2026 and December 31, 2025, the Company recorded an allowance for credit losses on its investment securities held-to-maturity.
The following tables summarize the activity in the allowance for credit losses for investment securities held-to-maturity for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30, 2026
(in thousands)	Municipal bonds	Other	Total
Balance at beginning of period	$66	$44	$110
Provision for credit losses	—	—	—
Balance at end of period	$66	$44	$110

	For the Three Months Ended
	September 30, 2025
(in thousands)	Municipal bonds	Other	Total
Balance at beginning of period	$109	$52	$161
Provision for credit losses	—	—	—
Balance at end of period	$109	$52	$161

	For the Nine Months Ended
	September 30, 2026
(in thousands)	Municipal bonds	Other	Total
Balance at beginning of period	$66	$44	$110
Provision for credit losses	—	—	—
Balance at end of period	$66	$44	$110

	For the Nine Months Ended
	September 30, 2025
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
Loans Held-for-Sale
As of September 30, 2026 and December 31, 2025, the Company had $476.0 million and $379.7 million of loans held-for-sale, respectively. The table below presents the proceeds received from the sales of loans held-for-sale, net realized gains and losses, and net unrealized gains and losses related to loans held-for-sale for the three and nine months ended September 30, 2026 and 2025. Realized gains are recognized in Gains on sales of loans and investment securities, net in the Consolidated Statements of Income. Unrealized gains/(losses), net related to loans held-for-sale are included with Unrealized gains/(losses) on loans and financing receivables, net in the Consolidated Statements of Income.

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Proceeds from sales	$52,338	$53,480	$138,645	$221,111
Realized gains	$1,946	$10,690	$2,164	$11,666
Unrealized gains/(losses), net	$1,039	$5,423	$(971)	$6,618
The following tables present, by loan category, the carrying amount and unpaid contractual balance of the Company’s loans held-for-sale as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Loans Held-for-Sale at Fair Value		Loans Held-for-Sale at Lower of Cost or Fair Value		Total Loans Held-for-Sale
(in thousands)	Carrying Amount	Unpaid Contractual Balance	Carrying Amount	Unpaid Contractual Balance	Carrying Amount	Unpaid Contractual Balance
Commercial and Industrial	$46,754	$48,646	$429,282	$434,973	$476,036	$483,619
Total loans held-for-sale	$46,754	$48,646	$429,282	$434,973	$476,036	$483,619

	December 31, 2025
	Loans Held-for-Sale at Fair Value		Loans Held-for-Sale at Lower of Cost or Fair Value		Total Loans Held-for-Sale
(in thousands)	Carrying Amount	Unpaid Contractual Balance	Carrying Amount	Unpaid Contractual Balance	Carrying Amount	Unpaid Contractual Balance
Commercial and Industrial	$62,251	$65,281	$317,411	$321,295	$379,662	$386,576
Total loans held-for-sale	$62,251	$65,281	$317,411	$321,295	$379,662	$386,576
Loans Held for Investment at Amortized Cost
Loans held for investment at amortized cost, by loan category, as of September 30, 2026 and December 31, 2025, are presented in the following table:

(in thousands)	September 30, 2026	December 31, 2025
Commercial Real Estate	$3,055,047	$2,528,996
Commercial and Industrial	2,911,601	2,475,549
Consumer	197,068	217,689
Total loans held for investment at amortized cost	$6,163,716	$5,222,234
Total outstanding loans held for investment at amortized cost are net of deferred fees and costs of $60.3 million and $54.7 million as of September 30, 2026 and December 31, 2025, respectively.
Total outstanding loans held for investment at amortized cost excludes accrued interest receivable of $35.9 million and $32.1 million as of September 30, 2026 and December 31, 2025, respectively.
Loans to Related Parties
From time to time, the Company could have loan transactions with some of its officers, directors, and material investors, and their immediate family members and affiliated entities. There were no loans in the ordinary course of business due from related parties as of September 30, 2026 and December 31, 2025. See Note 19 – Related Party Transactions for more information.
NOTE 5 – CREDIT QUALITY ASSESSMENT
Allowance for Credit Losses - Loans Held for Investment at Amortized Cost
For a description of the Company's accounting policy for the ACL, refer to the annual Consolidated Financial Statements included in the Company's Registration Statement on Form S-1.

The following table summarizes the activity in the allowance for credit losses for loans held for investment at amortized cost for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning of period	$54,621	$48,308	$52,986	$42,294
Provision for credit losses on loans	879	5,050	9,267	16,569
Provision for credit losses on loan transfers from loans held-for-sale	1,579	—	1,596	97
Loan charge-offs	(1,916)	(2,635)	(9,892)	(9,661)
Loan recoveries	670	707	1,876	2,131
Net charge-offs	(1,246)	(1,928)	(8,016)	(7,530)
End of period	$55,833	$51,430	$55,833	$51,430
Loans held-for-sale and loans held for investment at fair value do not require an allowance because they are carried at fair value and any changes to the cost bases in the loans are recognized in earnings, as unrealized gains or losses in non-interest income, in the period of the change.
The following tables detail activity in the allowance for credit losses for loans held for investment carried at amortized cost, by loan category, for the three and nine months ended September 30, 2026:

	For the Three Months Ended September 30, 2026
	September 30, 2026
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning of period	$19,895	$25,397	$9,329	$54,621
(Recovery of)/provision for credit losses on loans	(258)	(120)	1,257	879
Provision for credit losses on loan transfers from loans held-for-sale	656	923	—	1,579
Loan charge-offs	(472)	—	(1,444)	(1,916)
Loan recoveries	—	339	331	670
Net (charge-offs)/recoveries	(472)	339	(1,113)	(1,246)
End of period	$19,821	$26,539	$9,473	$55,833

	For the Nine Months Ended September 30, 2026
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning of period	$18,639	$26,023	$8,324	$52,986
Provision for credit losses on loans	998	3,130	5,139	9,267
Provision for credit losses on loan transfers from loans held-for-sale	656	940	—	1,596
Loan charge-offs	(472)	(4,566)	(4,854)	(9,892)
Loan recoveries	—	1,012	864	1,876
Net charge-offs	(472)	(3,554)	(3,990)	(8,016)
End of period	$19,821	$26,539	$9,473	$55,833

The following table presents the composition of the allowance for credit losses for loans held for investment carried at amortized cost, by loan category and evaluation methodology, as of September 30, 2026:

	September 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Individually evaluated for credit loss	$438	$742	$—	$1,180
Collectively evaluated for credit loss	19,383	25,797	9,473	54,653
Total allowance for credit losses	$19,821	$26,539	$9,473	$55,833

Loans held for investment at amortized cost:
Individually evaluated for credit loss	$69,840	$17,820	$—	$87,660
Collectively evaluated for credit loss	2,985,207	2,893,781	197,068	6,076,056
Total loans held for investment at amortized cost	$3,055,047	$2,911,601	$197,068	$6,163,716

Allowance for loans to loan type ratio:
Individually evaluated for credit loss	0.63%	4.16%	—%	1.35%
Collectively evaluated for credit loss	0.65%	0.89%	4.81%	0.90%
Total loans held for investment at amortized cost	0.65%	0.91%	4.81%	0.91%
The following tables detail activity in the allowance for credit losses for loans held for investment carried at amortized cost, by loan category, for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning of period	$15,602	$23,389	$9,317	$48,308
Provision for credit losses on loans	1,053	3,093	904	5,050
Loan charge-offs	—	(672)	(1,963)	(2,635)
Loan recoveries	—	157	550	707
Net charge-offs	—	(515)	(1,413)	(1,928)
End of period	$16,655	$25,967	$8,808	$51,430

	For the Nine Months Ended September 30, 2025
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Allowance for credit losses:
Beginning of period	$12,078	$19,380	$10,836	$42,294
Provision for credit losses on loans	4,485	9,729	2,355	16,569
Provision for credit losses on loan transfers from loans held-for-sale	92	5	—	97
Loan charge-offs	—	(4,252)	(5,409)	(9,661)
Loan recoveries	—	1,105	1,026	2,131
Net charge-offs	—	(3,147)	(4,383)	(7,530)
End of period	$16,655	$25,967	$8,808	$51,430

The following table presents the composition of the allowance for credit losses for loans held for investment carried at amortized cost, by loan category and evaluation methodology, as of September 30, 2025:

	September 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Individually evaluated for credit loss	$—	$3,237	$—	$3,237
Collectively evaluated for credit loss	16,655	22,730	8,808	48,193
Total allowance for credit losses	$16,655	$25,967	$8,808	$51,430

Loans held for investment at amortized cost:
Individually evaluated for credit loss	$41,030	$34,402	$229	$75,661
Collectively evaluated for credit loss	2,334,963	2,352,356	224,914	4,912,233
Total loans held for investment at amortized cost	$2,375,993	$2,386,758	$225,143	$4,987,894

Allowance for loans to loan type ratio:
Individually evaluated for credit loss	—%	9.41%	—%	4.28%
Collectively evaluated for credit loss	0.71%	0.97%	3.92%	0.98%
Total loans held for investment at amortized cost	0.70%	1.09%	3.91%	1.03%
Credit Quality
The Company uses an internal risk rating system as its primary credit quality indicator, applying ratings on a case-by-case basis for commercial loans and on a collective basis for consumer loans. For a description of the Company's credit quality indicators, refer to the annual Consolidated Financial Statements included in the Company's Registration Statement on Form S-1.

Loans Held for Investment at Amortized Cost
The following tables present by class, credit quality and year of origination, the recorded investment in the Company’s loans held for investment at amortized cost as of and for the nine months ended September 30, 2026 and as of and for the year ended December 31, 2025:

	September 30, 2026
	Loans Held for Investment at Amortized Cost by Year of Origination
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Acceptable risk (or better)	$830,199	$1,106,933	$313,094	$56,276	$193,738	$222,509	$970	$—	$2,723,719
Higher risk	41,372	60,001	155	—	110,303	29,130	—	—	240,961
Special mention	—	—	—	—	20,527	—	—	—	20,527
Substandard	17,296	—	—	—	34,400	18,144	—	—	69,840
Doubtful	—	—	—	—	—	—	—	—	—
Total	$888,867	$1,166,934	$313,249	$56,276	$358,968	$269,783	$970	$—	$3,055,047
Gross charge-offs	$—	$—	$—	$—	$472	$—	$—	$—	$472

Commercial and Industrial:
Acceptable risk (or better)	$269,585	$79,210	$64,886	$35,567	$108,956	$4,616	$2,289,946	$6,216	$2,858,982
Higher risk	—	147	2,103	—	3,004	11,550	1,062	—	17,866
Special mention	—	70	—	—	254	1	16,608	—	16,933
Substandard	—	—	1,824	12,594	145	3	928	—	15,494
Doubtful	—	1,332	809	—	—	167	18	—	2,326
Total	$269,585	$80,759	$69,622	$48,161	$112,359	$16,337	$2,308,562	$6,216	$2,911,601
Gross charge-offs	$—	$—	$1,718	$—	$2,773	$75	$—	$—	$4,566

Consumer:
Acceptable risk (or better)	$—	$—	$—	$225	$54,142	$135,640	$5,871	$—	$195,878
Higher risk	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	462	728	—	—	1,190
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$225	$54,604	$136,368	$5,871	$—	$197,068
Gross charge-offs	$—	$—	$—	$—	$1,604	$3,250	$—	$—	$4,854

Total loans	$1,158,452	$1,247,693	$382,871	$104,662	$525,931	$422,488	$2,315,403	$6,216	$6,163,716
Total gross charge-offs	$—	$—	$1,718	$—	$4,849	$3,325	$—	$—	$9,892

	December 31, 2025
	Loans Held for Investment at Amortized Cost by Year of Origination
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial Real Estate:
Acceptable risk (or better)	$1,226,416	$284,180	$56,976	$238,490	$174,345	$94,808	$—	$—	$2,075,215
Higher risk	—	101,977	—	136,724	130,391	16,425	982	—	386,499
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	40,420	26,862	—	—	—	67,282
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,226,416	$386,157	$56,976	$415,634	$331,598	$111,233	$982	$—	$2,528,996
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial:
Acceptable risk (or better)	$205,677	$173,813	$53,566	$123,425	$17,225	$888	$1,825,313	$—	$2,399,907
Higher risk	144	139	—	21,312	519	—	33,000	—	55,114
Special mention	—	—	—	—	1	—	—	—	1
Substandard	1,431	—	12,452	701	486	2,136	781	—	17,987
Doubtful	—	2,540	—	—	—	—	—	—	2,540
Total	$207,252	$176,492	$66,018	$145,438	$18,231	$3,024	$1,859,094	$—	$2,475,549
Gross charge-offs	$—	$1,632	$171	$5,493	$78	$—	$—	$—	$7,374

Consumer:
Acceptable risk (or better)	$—	$1,243	$483	$60,909	$131,188	$16,681	$—	$—	$210,504
Higher risk	—	—	—	178	249	4,901	—	—	5,328
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	665	977	215	—	—	1,857
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$1,243	$483	$61,752	$132,414	$21,797	$—	$—	$217,689
Gross charge-offs	$—	$—	$—	$3,063	$4,907	$70	$—	$—	$8,040

Total loans	$1,433,668	$563,892	$123,477	$622,824	$482,243	$136,054	$1,860,076	$—	$5,222,234
Total gross charge-offs	$—	$1,632	$171	$8,556	$4,985	$70	$—	$—	$15,414
The following tables present information on loans held for investment at amortized cost on non-accrual status and loans 90 days or more past due and still accruing as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Loans 90 days or more past due and still accruing	$—	$—	$—	$—
Non-accrual loans with no allowance for credit losses	$45,836	$—	$1,189	$47,025
Non-accrual loans	$52,544	$2,473	$1,189	$56,206
Contractual interest income on non-accrual loans while on non-accrual status	$5,787	$866	$1,191	$7,844

	December 31, 2025
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Loans 90 days or more past due and still accruing	$—	$—	$—	$—
Non-accrual loans with no allowance for credit losses	$60,361	$116	$1,857	$62,334
Non-accrual loans	$60,361	$5,484	$1,857	$67,702
Contractual interest income on non-accrual loans while on non-accrual status	$4,812	$916	$1,663	$7,391

No interest income was recognized on non-accrual loans while on non-accrual status for the nine months ended September 30, 2026 and 2025. At the time a loan is designated as non-accrual, the Company reverses any related accrued interest from interest income. During the nine months ended September 30, 2026 and 2025, the Company reversed $0.4 million and $0.9 million, respectively, of accrued interest from interest income related to loans designated as non-accrual. No accrued interest related to loans designated as non-accrual was reversed from interest income during the three months ended September 30, 2026 or 2025.
The following tables present by class, an aging analysis and the recorded investments in past due loans, excluding non-accrual loans, held for investment at amortized cost as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Past due loans:
30 - 59 days past due	$—	$638	$1,616	$2,254
60 - 89 days past due	—	72	1,155	1,227
90 or more days past due	—	—	—	—
Total past due loans	—	710	2,771	3,481
Current loans	3,002,503	2,908,418	193,108	6,104,029
Total	$3,002,503	$2,909,128	$195,879	$6,107,510

	December 31, 2025
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Past due loans:
30 - 59 days past due	$32,412	$42,487	$2,297	$77,196
60 - 89 days past due	—	122	1,092	1,214
90 or more days past due	—	—	—	—
Total past due loans	32,412	42,609	3,389	78,410
Current loans	2,436,223	2,427,456	212,443	5,076,122
Total	$2,468,635	$2,470,065	$215,832	$5,154,532
The following tables present by class and by collateral type, the recorded investment of collateral-dependent loans where the borrower is experiencing financial difficulty as of September 30, 2026 and December 31, 2025, for which repayment is expected to be provided substantially through the operation or sale of the collateral:

	September 30, 2026
(in thousands)	Commercial Real Estate	Total
Collateral type:
Real estate	$52,875	$52,875
Total	$52,875	$52,875

	December 31, 2025
(in thousands)	Commercial Real Estate	Consumer	Total
Collateral type:
Real estate	$49,494	$188	$49,682
Total	$49,494	$188	$49,682

The following table presents by class and by type of modification, the recorded investment and financial effect of modification as of September 30, 2026, in the Company’s loans that were both modified and experiencing financial difficulty during the nine months ended September 30, 2026.

	For the Nine Months Ended
	September 30, 2026
(dollars in thousands)	Term Extension	Term Extension and Interest Rate Reduction	Term Extension and Payment Delay	Total	Modification to Loan Class Ratio	Weighted-Average Term Extension	Weighted-Average Interest Rate Reduction	Weighted-Average Payment Delay
Commercial Real Estate	$—	$17,296	$—	$17,296	0.57%	2.0 years	1.90%	N/A
Commercial and Industrial	3	—	1,767	1,770	0.06%	5.0 years	N/A	1.25 years
Total	$3	$17,296	$1,767	$19,066
As of September 30, 2026, there were no unfunded loan commitments on modifications for borrowers experiencing financial difficulty.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of September 30, 2026, all loans that were modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026, were current.
There were no payment defaults during the three and nine months ended September 30, 2026, on loans previously reported as modified.
The following tables present by class and by type of modification, the recorded investment and financial effect of modification as of September 30, 2025, in the Company’s loans that were both modified and experiencing financial difficulty during the nine months ended September 30, 2025:

	For the Nine Months Ended
	September 30, 2025
(dollars in thousands)	Term Extension	Total	Modification to Loan Class Ratio	Weighted-Average Term Extension
Commercial and Industrial	$292	$292	0.01%	1.0 year
Total	$292	$292
As of September 30, 2025, there were no unfunded loan commitments on modifications for borrowers experiencing financial difficulty.
The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. As of September 30, 2025, all loans that were modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025, were current and on non-accrual status.
There were no payment defaults during the three and nine months ended September 30, 2025, on loans previously reported as modified.

Other Real Estate Owned
The following table presents by class the recorded investment in the Company’s OREO at fair value for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance at beginning of period	$4,642	$8,453	$8,729	$25,476
Loans held for investment (at amortized cost) transferred to other real estate owned	5,959	—	5,959	—
Improvements	67	103	67	1,121
Sales	(2,196)	—	(5,454)	(17,452)
Valuation adjustments	(538)	(96)	(1,367)	(685)
Balance at end of period	$7,934	$8,460	$7,934	$8,460
During the three months ended September 30, 2026, the Company sold two units within one of its OREO assets with carrying values of $2.2 million for proceeds of $2.1 million resulting in a net loss of $0.1 million. During the nine months ended September 30, 2026, the Company sold one OREO asset and four units within one other OREO asset with total carrying values of $5.5 million for total proceeds of $5.3 million resulting in a net loss of $0.2 million.
During the nine months ended September 30, 2025, the Company sold two OREO assets with carrying values of $17.5 million for proceeds of $17.8 million resulting in a net gain of $0.3 million. Gains and losses on the sales of OREO assets are included in Other non-interest income in the Consolidated Statements of Income. There were no sales of OREO assets during the three months ended September 30, 2025.
During the three and nine months ended September 30, 2026, the Company foreclosed on and transferred one Commercial Real Estate asset with a fair value less estimated costs to sell of $6.0 million from loans held for investment at amortized cost to other real estate owned assets. There were no transfers into OREO assets during the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2026 and 2025, the Company incurred a non-material amount of expense related to holding OREO assets, which is included in Other non-interest expense in the Consolidated Statements of Income. Subsequent to foreclosure, the Company determined the fair values of certain of its OREO assets had declined during the three and nine months ended September 30, 2026 and 2025, at which time the Company recorded a valuation adjustment, which is included in Other non-interest income in the Consolidated Statements of Income. OREO assets were $7.9 million and $8.7 million as of September 30, 2026 and December 31, 2025, respectively, and are included with Other assets in the Consolidated Balance Sheets.
NOTE 6 – OTHER EARNING ASSETS
Financing Receivables Held for Investment at Amortized Cost
As of September 30, 2026 and December 31, 2025, the Company had $36.9 million and $42.8 million, respectively, of financing receivables held for investment, at amortized cost, and net of allowance for credit losses, which are included with Other earning assets in the Consolidated Balance Sheets. Direct funding related income, net of costs, of $0.1 million and $0.2 million as of September 30, 2026 and December 31, 2025, respectively, were recognized as part of the carrying balance of financing receivables held for investment at amortized cost.

The following table summarizes the activity in the allowance for credit losses for financing receivables held for investment, at amortized cost, for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance at beginning of period	$93	$74	$108	$74
Recovery of credit losses on financing receivables	—	—	(15)	—
Provision for credit losses on transfers from financing receivables held-for-sale	—	34	—	34
Balance at end of period	$93	$108	$93	$108
Equity Investments
The Company holds equity investments for various business purposes. As of September 30, 2026 and December 31, 2025, the Company had $13.6 million and $13.1 million, respectively, of equity investments, which are included with Other earning assets in the Consolidated Balance Sheets.
NOTE 7 – PREMISES AND EQUIPMENT
The following table summarizes the gross carrying amount, by type, accumulated depreciation and amortization, and right-of-use assets, which are included in Premises and equipment, net in the Consolidated Balance Sheets, as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Land	$13,416	$—
Building	13,448	—
Software	28,468	26,166
Leasehold improvements	4,667	7,484
Furniture and equipment	3,525	3,695
Tenant improvements	1,777	—
Assets in process	2,880	761
Premises and equipment	68,181	38,106
Right-of-use assets, operating leases	627	15,691
Accumulated depreciation and amortization	(26,818)	(23,034)
Premises and equipment, net	$41,990	$30,763
The Company recognized depreciation and amortization expense of $2.1 million and $6.0 million for the three and nine months ended September 30, 2026, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense is included in Information technology and Occupancy expense in the Consolidated Statements of Income.

On April 30, 2026, the Company acquired the building where its corporate headquarters is located for $37.4 million cash consideration. Prior to the acquisition, the Company leased office space in the acquired building and had $9.7 million of right-of-use assets and $13.3 million of lease liabilities recognized in the Consolidated Balance Sheets. Upon the acquisition of the building, the Company derecognized the right-of-use assets and lease liabilities, which resulted in a $3.6 million net reduction to the $37.4 million purchase price and a $33.9 million net carrying value of acquired assets.
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
Upon execution of the Branch Sale agreement, the Company reclassified $1.4 million associated premises and equipment, excluding right-of-use assets, to Assets held-for-sale in the Consolidated Balance Sheets, and ceased depreciating the assets.
See Note 2 – Cash, Cash Equivalents and Restricted Cash, Note 8 – Goodwill and Other Intangible Assets, Note 9 – Leases, and Note 10 – Deposits for more information.
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following tables summarize the gross carrying amount and accumulated amortization, by type of amortizing other intangible asset, and the carrying amount of non-amortizing other intangible assets and goodwill, which are included in Goodwill and other intangible assets, net in the Consolidated Balance Sheets, as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangible	$1,491	$(1,491)	$—
Customer relationship intangibles	18,742	(8,539)	10,203
In-place lease intangibles (1)	3,793	(538)	3,255
Above/below market rent intangibles (2)	1,461	(100)	1,361
Other	399	(399)	—
Total amortizing intangible assets	$25,886	$(11,067)	$14,819
Indefinite life intangible asset			2,114
Total intangible assets			16,933
Goodwill			18,519
Total goodwill and intangible assets, net			$35,452

__________________
(1)In-place lease intangible assets had a weighted-average remaining life of 4.9 years as of September 30, 2026.
(2)Above/below market rent intangible assets had a weighted-average remaining life of 4.8 years as of September 30, 2026.

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
On April 30, 2026, the Company acquired the building where its corporate headquarters is located. In connection with the acquisition, the Company also assumed leases associated with other tenants of the building. The Company allocated $3.8 million to in-place lease intangible assets and $1.5 million to above/below market rate intangible assets, respectively, related to the leases assumed. See Note 7 – Premises and Equipment and Note 9 – Leases for more information.
The following table presents the estimated future amortization of amortizing intangible assets as of September 30, 2026:

(in thousands)	Amount
Remaining 2026	$659
2027	2,278
2028	2,062
2029	1,941
2030	1,320
Thereafter	6,559
Total amortizing intangible assets	$14,819
Amortization expense related to customer relationship intangible assets and in-place lease intangibles assets is included in Other non-interest expense in the Consolidated Statements of Income. The amortization of above/below market rent intangible assets is recognized as a net reduction to Rental income, which is included in Other non-interest income in the Consolidated Statements of Income.
NOTE 9 – LEASES
Lessee
The Company has six leases, all of which are currently classified as operating. The Company’s leased locations are primarily deposit production offices and branches, mostly located in the Washington, D.C. metro area. The corporate headquarters lease, located in Chevy Chase, Maryland, was considered to be critical to the Company’s operations.
On April 30, 2026, the Company acquired the building where its corporate headquarters is located. Prior to the acquisition, the Company leased three office spaces in the acquired building and had $9.7 million of right-of-use assets and $13.3 million of lease liabilities recognized in the Consolidated Balance Sheets. Upon the acquisition of the building, the Company derecognized the right-of-use assets and lease liabilities, and the $3.6 million net of the two was recognized as a reduction to the purchase price. No gain or loss was recognized related to the transaction.
Upon execution of the Branch Sale agreement, the Company reclassified $4.5 million of associated right-of-use assets and $5.2 million of lease liabilities to Assets held-for-sale and Liabilities held-for-sale, respectively, in the Consolidated Balance Sheets, and ceased amortizing the assets.
See Note 2 – Cash, Cash Equivalents and Restricted Cash, Note 7 – Premises and Equipment, Note 8 – Goodwill and Other Intangible Assets, and Note 10 – Deposits for more information.
Some lease agreements include one or more options to renew, with renewal terms that can extend the original lease term from two years to five years. The Company currently does not believe it is reasonably certain it will exercise the renewal options for its leases, and therefore, the lease terms do not reflect any optional periods.
The following table provides information regarding the Company’s leases for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Components of operating lease expense:
Long-term lease expense	$203	$758	$1,378	$2,497
Short-term lease expense	$75	$47	$157	$85

Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$248	$878	$1,595	$2,734
Right-of-use assets obtained in exchange for lease liabilities for new leases and lease modifications	$244	$—	$244	$—
The following table provides information regarding the Company’s leases as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Supplemental balance sheet information related to leases:
Operating lease right-of-use assets within Premises and equipment, net	$627	$15,691
Operating lease right-of-use assets within Assets held-for-sale	$4,528	$—
Operating lease liabilities within Other liabilities	$683	$20,077
Operating lease liabilities within Liabilities held-for-sale	$5,229	$—

Other information related to leases:
Weighted-average remaining lease term of operating leases	3.3 years	6.2 years
Weighted-average remaining lease term of held-for-sale operating leases	6.8 years	N/A
Weighted-average discount rate of operating leases	4.41%	2.60%
Weighted-average discount rate of held-for-sale operating leases	3.62%	N/A

The following table presents the maturities of the Company’s operating lease liabilities as of September 30, 2026, for the years indicated:

(in thousands)	Operating Leases	Held-for-Sale Operating Leases	Total
Remaining 2026	$64	$202	$266
2027	249	821	1,070
2028	233	845	1,078
2029	94	870	964
2030	59	895	954
Thereafter	35	2,270	2,305
Total minimum lease payments	734	5,903	6,637
Less: present value discount	(51)	(674)	(725)
Operating lease liability	$683	$5,229	$5,912
Lessor
The Company acquired its headquarters office building, located in Chevy Chase, Maryland, on April 30, 2026 and assumed 15 lessor arrangements, consisting of commercial office and retail space, all of which are classified as operating leases. These lease agreements may include options to renew with renewal terms that can extend the original lease term for 5 years.
The Company recognized $1.9 million and $3.3 million in net lease income for each of the three and nine months ended September 30, 2026. There was no lease income during the three and nine months ended September 30, 2025.
The following table presents the maturities of the Company’s lease receivables as of September 30, 2026, for the years indicated:

(in thousands)	Amount
Remaining 2026	1,395
2027	5,196
2028	5,037
2029	3,723
2030	2,570
Thereafter	6,545
Total lease payments	$24,466

NOTE 10 – DEPOSITS
Deposit balances as of September 30, 2026 and December 31, 2025, are presented in the following table:

(in thousands)	September 30, 2026	December 31, 2025
Non-interest-bearing deposits	$362,080	$372,444
Interest-bearing deposits:
Demand	108,987	275,259
Money market	1,146,396	1,206,544
Savings	4,914,624	3,500,532
Time deposits less than $250 thousand	949,156	1,242,892
Time deposits greater than $250 thousand	129,427	180,244
Total interest-bearing deposits	7,248,590	6,405,471
Total deposits	$7,610,670	$6,777,915
The following table presents the maturities of time deposits as of September 30, 2026, for the years indicated:

(in thousands)	Time Deposits	Held-for-Sale Time Deposits	Total
Remaining 2026	$182,538	$47,522	$230,060
2027	658,183	123,112	781,295
2028	102,176	10,304	112,480
2029	110,475	2,269	112,744
2030	25,207	82	25,289
Thereafter	4	13	17
Total time deposits	$1,078,583	$183,302	$1,261,885
The Company’s time deposits of $250 thousand or greater represented 12.0% of total time deposits, excluding held-for-sale time deposits, as of September 30, 2026, and are presented by maturity in the following table:

	Months to Maturity
(in thousands)	3 or Less	Over 3 to 6	Over 6 to 12	Over 12	Total
Time deposits greater than $250 thousand	$21,621	$82,309	$24,629	$868	$129,427
Held-for-Sale time deposits greater than $250 thousand	17,719	19,875	16,415	1,476	55,485
Total time deposits greater than $250 thousand	$39,340	$102,184	$41,044	$2,344	$184,912
Upon execution of the Branch Sale, the Company reclassified $743.9 million of deposits to Liabilities held-for-sale in the Consolidated Balance Sheets. See Note 2 – Cash, Cash Equivalents and Restricted Cash, Note 7 – Premises and Equipment, Note 9 – Leases, and Note 10 – Deposits for more information.
Deposits received in the ordinary course of business from related parties held as of September 30, 2026 and December 31, 2025, were $5.3 million and $5.2 million, respectively. See Note 19 – Related Party Transactions for more information.

NOTE 11 – BORROWED FUNDS
Subordinated Debt
The following table provides information on subordinated debt as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
2019 Notes, due in 2029 (1)	25,000	25,000
2021 Notes, due in 2032, 4.00%	125,000	125,000
Other subordinated debt, due in 2033 (2)	3,000	3,000
Less: debt issuance costs and discounts	(1,730)	(1,997)
Total subordinated debt	$151,270	$151,003
__________________
(1)Borrowings bore interest at an effective rate of 8.15% and 8.18% as of September 30, 2026 and December 31, 2025, respectively.
(2)Borrowings bore interest at an effective rate of 7.31% and 7.47% as of September 30, 2026 and December 31, 2025, respectively.
On October 21, 2026, the Company sent notice to holders of the 2019 Notes of the Company’s intent to redeem the full aggregate principal amount, plus any accrued and unpaid interest to, but excluding, the redemption date of December 1, 2026. The Company expects the redemption of the 2019 Notes to result in a non-material amount of loss related to the write-off of unamortized debt issuance costs.
Other Borrowed Funds
As of September 30, 2026, the Company had an Advances and Security Agreement with a maximum borrowing capacity of $422.2 million. As of September 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Advances and Security Agreement. To borrow and maintain outstanding borrowings under the Advances and Security Agreement, the Company must secure the borrowings with sufficient qualifying assets as collateral. As of September 30, 2026, the Company pledged eligible commercial real estate loans with a book value of $559.0 million, eligible multi-family loans with a book value of $136.0 million, eligible 1-4 family first mortgages with a book value of $5.4 million, and eligible home equity loans with a book value of $0.6 million to secure borrowings under the Advances and Security Agreement. The total collateral value assigned by the FHLB for these pledged investments and loans was $422.2 million.
As of September 30, 2026, the Company had an FRB Credit Line with a maximum borrowing capacity of $2.1 billion. As of September 30, 2026 and December 31, 2025, there were no borrowings outstanding under the FRB Credit Line. To borrow under the FRB Credit Line, the Company must maintain sufficient loan collateral. As of September 30, 2026, the Company pledged commercial and industrial loans with a book value of $2.2 billion and construction loans with a book value of $177.6 million. The total collateral value assigned by the Federal Reserve Bank for these pledged loans was $2.1 billion.
As of September 30, 2026, the Company had unsecured Fed Funds facilities with four other financial institutions in the aggregate amount of $110.0 million with no borrowings outstanding. As of December 31, 2025, the Company had unsecured Fed Funds facilities with three other financial institutions in the aggregate amount of $90.0 million with no borrowings outstanding. The Company periodically borrows on its Fed Funds facilities to test its borrowing capabilities and keep the funds available.
NOTE 12 – STOCKHOLDERS' EQUITY
The Company’s Amended Certificate of Incorporation authorizes 108,200,000 shares of stock, consisting of 51,600,000 shares of Voting Common Stock and 51,600,000 shares of Non-Voting Common Stock, and 5,000,000 shares of Preferred Stock.
As of September 30, 2026, the Company had 33,173,832 shares of Voting Common Stock, 17,590,548 shares of Non-Voting Common Stock, and no shares of Preferred Stock issued and outstanding. During the three and nine months ended September 30, 2026, certain shareholders exercised their right to convert 3,157,629 and 3,652,003 shares, respectively, of Non-Voting Common Stock to Voting Common Stock.
On June 11, 2026, the Company issued 7,900,000 shares of Voting Common Stock for gross proceeds of $142.2 million in connection with the Company’s IPO. On July 14, 2026, the Company issued an additional 1,012,085 shares of Voting Common Stock for gross proceeds of $18.2 million in connection with the exercise of the overallotment option. In connection with these offerings, the Company incurred capitalized offering costs of $13.2 million, which is recorded as a reduction to additional paid-in capital.
On October 22, 2026, the Company’s Board of Directors approved a stock repurchase program, which allows for the Company to repurchase up to $25.0 million of its Voting Common Stock at the Company’s discretion and based on market conditions.
Certain shares of issued and outstanding common stock include unvested restricted stock awards granted to employees. These restricted shares are legally issued and carry voting rights equivalent to vested shares of common stock, notwithstanding that such shares are subject to forfeiture until vesting conditions are satisfied. While these shares are considered legally outstanding and included within common stock outstanding, these shares are excluded from basic earnings per share and will be included within the diluted earnings per share calculation. See Note 15 – Stock-based Compensation and Note 18 – Earnings Attributable to the Company Per Common Share for more information.
NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
The Company’s Accumulated other comprehensive (loss)/income is comprised of unrealized gains and losses associated with investment securities available-for-sale. Gains and losses on investment securities available-for-sale are reclassified to earnings as the gains or losses are realized.
The following table presents the activity in Accumulated other comprehensive (loss)/income for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	Total	Tax Effect	Net
Investment securities available-for-sale:
Balance as of June 30, 2026	$(8,051)	$2,083	$(5,968)
Unrealized losses, net	(23,745)	6,136	(17,609)
Balance as of September 30, 2026	$(31,796)	$8,219	$(23,577)

Balance as of June 30, 2025	$(1,342)	$347	$(995)
Unrealized gains, net	4,276	(1,103)	3,173
Balance as of September 30, 2025	$2,934	$(756)	$2,178

Balance as of December 31, 2025	$4,075	$(1,051)	$3,024
Unrealized losses, net	(35,871)	9,270	(26,601)
Balance as of September 30, 2026	$(31,796)	$8,219	$(23,577)

Balance as of December 31, 2024	$(596)	$153	$(443)
Unrealized gains, net	4,724	(1,210)	3,514
Reclassification of net gains on investments available-for-sale to earnings	(1,194)	301	(893)
Balance as of September 30, 2025	$2,934	$(756)	$2,178

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
A summary of the net commitment available to fund financial instruments with off-balance sheet credit risk as of September 30, 2026 and December 31, 2025 is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Commercial real estate development and construction	$264,338	$179,439
Residential real estate development and construction	—	682
Lines of credit, primarily business lines	992,742	606,921
Standby letters of credit	9,942	20,195
Total commitments to extend credit and available lines of credit	$1,267,022	$807,237
As of both September 30, 2026 and December 31, 2025, the total reserve for unfunded commitments was $2.7 million, which is included in Other liabilities in the Consolidated Balance Sheets.
The following table summarizes the (recovery of)/provision for credit losses on unfunded commitments for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(Recovery of)/provision for credit losses on unfunded commitments	$(959)	$(322)	$23	$611
The (recovery of)/provision for credit losses on unfunded commitments is included in Provision for credit losses in the Consolidated Statements of Income.
The Company is involved in various legal actions arising in the ordinary course of business. The Company’s evaluation has resulted in none being expected to result in a loss contingency.
NOTE 15 – STOCK-BASED COMPENSATION
As of September 30, 2026, the Company had the 2026 Plan, the ESPP, which were both effective as of June 11, 2026, and the 2014 Plan.
The 2026 Plan allows the Company to grant stock-based awards, including restricted stock awards, restricted stock units, stock options, stock appreciation rights, stock bonuses, and other stock-based awards. At adoption, the 2026 Plan allowed for 5,268,702 shares of Voting Common Stock to be issued, and will terminate on June 11, 2036, ten years following the effective date. The total shares of Voting Common Stock available under the 2026 Plan is subject to an annual increase. As of September 30, 2026, there were 5,187,355 shares remaining to be issued under the 2026 Plan.
The 2014 Plan was adopted on June 25, 2014, and has a termination date of March 27, 2036, with 365,892 shares remaining unissued under the 2014 Plan. Effective as of June 11, 2026, the Company does not intend to grant additional share-based awards under the 2014 Plan, however, all awards granted under the 2014 Plan will continue to be administered under the 2014 Plan until all awards are vested, forfeited or exercised.
Subject to the Board declaring an offering, the ESPP allows employees to participate in the ownership of the Company by providing employees, excluding highly-compensated employees, an opportunity to purchase shares of

Voting Common Stock at a discount. At adoption, the ESPP allowed for 987,881 shares of Voting Common Stock to be purchased, and may be terminated at any time by the administrator. The total shares of Voting Common Stock available for purchase under the ESPP is subject to an annual increase. To participate, employees must meet minimum service requirements, including years of prior service, and ongoing annual and weekly service thresholds. Eligible employees may elect to defer between 1% and 15% of their eligible compensation for the purchase of Voting Common Stock during offering periods. The offering periods and purchase price, which are both subject to certain limitations, will be established at the discretion of the Company. As of September 30, 2026, no offerings have been declared under the ESPP.
The Company believes that stock-based compensation better aligns the interests of its employees with those of its stockholders. For a description of the terms of the 2014 Plan, 2026 Plan, and ESPP, refer to the Company's Registration Statement on Form S-1.
Stock-based compensation expense is recognized using the graded method over the vesting period of the stock option, restricted stock award, or restricted stock unit granted. During the three and nine months ended September 30, 2026, expense of $4.4 million and $11.7 million, respectively, was recognized associated with stock options, restricted stock awards, and restricted stock units. During the three and nine months ended September 30, 2025, expense of $2.3 million and $6.6 million, respectively, was recognized associated with stock options and restricted stock awards.
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
The fair values of options granted during the nine months ended September 30, 2026 and September 30, 2025, were determined using the Black-Scholes option-pricing model. For stock options that are subject to exercise conditions in addition to the grant date exercise price, the Black-Scholes option pricing model was used in conjunction with (i) a Monte Carlo Simulation model for determining stock price values and (ii) probability weights for scenarios where the Company either remains independent or is acquired. The description of the exercise conditions that apply to certain series of options is more fully described in the 2014 Plan.
The following table presents the assumptions used to determine the fair value of the options granted during the nine months ended September 30, 2026 and 2025:

	September 30, 2026		September 30, 2025
	Black-Scholes	Monte Carlo	Black-Scholes	Monte Carlo
Volatility	45%	45%	40%	40%
Expected dividend yield	—%	—%	—%	—%
Expected term	6.5 years	1.75 - 10.0 years	6.5 years	2.25 - 10.0 years
Risk-free rate	3.89%	3.47% - 4.18%	4.46%	4.25% - 4.58%
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

A summary of the activity of options outstanding for the nine months ended September 30, 2026, is presented in the following table:

(dollars in thousands, except per share amounts)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	9,809,692	$14.61	5.6 years	$54,150
Granted	85,000	$20.13
Outstanding as of March 31, 2026	9,894,692	$14.82	5.4 years	$52,577
Granted	61,000	$19.43
Exercised	(36,400)	$15.17		$180
Forfeited or expired	(11,200)	$12.63
Outstanding as of June 30, 2026	9,908,092	$14.84	5.1 years	$34,426
Exercised	(63,490)	$16.73		$179
Outstanding as of September 30, 2026	9,844,602	$14.82	4.9 years	$22,390

Exercisable as of September 30, 2026	7,073,236	$15.22	4.7 years	$12,882
Of the 9,844,602 outstanding options, 2,335,736 options with a weighted average exercise price of $13.00 were subject to conditions with respect to stock price levels that must be satisfied to exercise the options, as more fully described in the 2014 Plan.
A summary of the activity of unvested stock options for the nine months ended September 30, 2026, is presented in the following table:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	2,233,040	$4.49
Granted	85,000	$10.17
Vested	(135,500)	$4.92
Unvested as of March 31, 2026	2,182,540	$4.69
Granted	61,000	$9.77
Vested	(1,637,640)	$4.10
Forfeited	(11,200)	$4.01
Unvested as of June 30, 2026	594,700	$6.83
Vested	(24,000)	$4.53
Unvested as of September 30, 2026	570,700	$6.92
The total fair value of stock options vested was $0.1 million and $7.5 million during the three and nine months ended September 30, 2026, and $0.1 million and $7.5 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, there was $2.1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Awards
The Company granted 1,124,985 restricted stock awards during the nine months ended September 30, 2026. The restricted stock awards granted during the nine months ended September 30, 2026 vest over three years.

The following table summarizes the unvested restricted stock awards activity for the nine months ended September 30, 2026:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	396,022	$16.76
Granted	181,860	$20.13
Vested	(91,532)	$16.78
Unvested as of March 31, 2026	486,350	$18.02
Granted	943,125	$19.43
Forfeited	(3,488)	$17.96
Unvested as of June 30, 2026	1,425,987	$18.95
Vested	(16,500)	$16.37
Unvested as of September 30, 2026	1,409,487	$18.98
As of September 30, 2026, there was $17.1 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
The Company granted 81,347 restricted stock units during the nine months ended September 30, 2026. The restricted stock units granted during the nine months ended September 30, 2026, vest over various periods of time from immediate vesting to a maximum of 3.0 years.
The following table summarizes the unvested restricted stock units activity for the nine months ended September 30, 2026:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	—	$—

Unvested as of March 31, 2026	—	$—
Granted	37,026	$18.00
Unvested as of June 30, 2026	37,026	$18.00
Granted	44,321	$18.98
Vested	(660)	$18.68
Unvested as of September 30, 2026	80,687	$18.53
As of September 30, 2026, there was $1.2 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.5 years.
NOTE 16 – EMPLOYEE BENEFIT PLANS
As of September 30, 2026, the Company maintained a 401(k) Plan, a multiple employer plan covering all full-time and part-time employees. Employees become eligible to participate in the 401(k) Plan on the first day of the month that is thirty days after their hire date. Under the 401(k) Plan, a participant may elect to contribute up to 80% of their compensation to the extent the total dollar amount is permitted by law. Under the terms of the 401(k) Plan, the Company will make a matching contribution of 100% up to 4% of employee compensation. Both employee contributions and employer matching contributions vest immediately. The Company made matching contributions of $1.0 million and $2.7 million during the three and nine months ended September 30, 2026, respectively, and $0.7 million and $2.4 million during the three and nine months ended September 30, 2025, respectively. The

Company may also make discretionary contributions for each participant. The amount of discretionary contribution, if any, is determined on an annual basis by the Company’s Board of Directors. No discretionary contributions were made by the Company during the three and nine months ended September 30, 2026 and 2025.
NOTE 17 – OTHER NON-INTEREST INCOME AND NON-INTEREST EXPENSE
The following tables present selected components of other non-interest income and other non-interest expense for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Trust administration	$8,544	$697	$20,132	$697
Rental income	2,050	—	3,275	—
Net fee on FHA/HUD originations	2,556	(30)	3,818	5,506
Program fees	422	1,367	1,506	3,450
Deposit fees	522	288	1,265	807
Other non-interest income	(105)	(47)	(998)	(138)
Total other non-interest income	$13,989	$2,275	$28,998	$10,322

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Referral fees	$224	$677	$907	$1,665
Other non-interest expense	3,157	2,742	9,687	8,650
Total other non-interest expense	$3,381	$3,419	$10,594	$10,315
NOTE 18 – EARNINGS ATTRIBUTABLE TO THE COMPANY PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings attributable to the Company per Voting and Non-voting common share for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30, 2026		September 30, 2025
(in thousands, except share and per share data)	Voting	Non-Voting	Voting	Non-Voting
Basic Earnings Attributable to the Company Per Common Share:
Net income attributable to the Company	$12,608	$8,015	$15,166	$16,930
Weighted-average shares - basic	30,048,936	19,100,718	19,029,795	21,242,551
Basic earnings attributable to the Company per common share	$0.42	$0.42	$0.80	$0.80
Diluted Earnings Attributable to the Company Per Common Share:
Net income attributable to the Company	$12,885	$7,738	$15,580	$16,516
Weighted-average shares - basic	30,048,936	19,100,718	19,029,795	21,242,551
Effect of dilutive securities - stock options and restricted stock awards and units	1,757,453	—	1,009,749	—
Weighted-average shares - diluted	31,806,389	19,100,718	20,039,544	21,242,551
Diluted earnings attributable to the Company per common share	$0.41	$0.41	$0.78	$0.78

The following table presents the calculation of basic and diluted earnings per Voting Common Stock and Non-Voting Common Stock for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30, 2026		September 30, 2025
(in thousands, except share and per share data)	Voting	Non-Voting	Voting	Non-Voting
Basic Earnings Attributable to the Company Per Common Share:
Net income attributable to the Company	$20,177	$16,200	$27,551	$30,781
Weighted-average shares - basic	23,466,079	20,444,703	19,004,185	21,242,551
Basic earnings attributable to the Company per common share	$0.86	$0.79	$1.45	$1.45
Diluted Earnings Attributable to the Company Per Common Share:
Net income attributable to the Company	$20,868	$15,509	$28,348	$29,984
Weighted-average shares - basic	23,466,079	20,444,703	19,004,185	21,242,551
Effect of dilutive securities - stock options and restricted stock awards and units	1,600,774	—	1,112,294	—
Weighted-average shares - diluted	25,066,853	20,444,703	20,116,479	21,242,551
Diluted earnings attributable to the Company per common share	$0.83	$0.76	$1.41	$1.41
The Company has two classes of common stock, Voting Common Stock and Non-Voting Common Stock, which are participating securities. Earnings attributable to the Company are allocated to each class based on their respective participation rights, and basic and diluted earnings per share are presented under the two-class method in accordance with ASC 260. All potentially dilutive shares have voting rights, and net income has been reallocated to reflect the incremental dilutive voting shares.
Diluted weighted-average shares outstanding includes 1,757,453 and 1,600,774 incremental common stock equivalents related to stock options, restricted stock awards, and restricted stock units as calculated under the treasury-stock method for the three and nine months ended September 30, 2026, respectively, as stock options and restricted stock awards, and restricted stock units are not considered participating securities. Diluted weighted-average shares outstanding includes 1,009,749 and 1,112,294 incremental common stock equivalents related to stock options and restricted stock awards as calculated under the treasury-stock method for the three and nine months ended September 30, 2025, respectively, as stock options and restricted stock awards are not considered participating securities.
For the three and nine months ended September 30, 2026, 69,497 shares and 36,971 shares, respectively, of common stock equivalents were excluded from the calculation of diluted earnings per share attributable to the Company, because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2025, 15,996 shares and 18,441 shares, respectively, of common stock equivalents were excluded from the calculation of diluted earnings attributable to the Company per share, because their inclusion would have been anti-dilutive.
Additionally, for the three and nine months ended September 30, 2026 and 2025, 2,335,736 stock options and 2,334,336 stock options, respectively, with unresolved substantive contingencies that must be satisfied before shares can be exercised and issued, and therefore do not represent potential shares of common stock, have been excluded from the weighted-average shares outstanding to calculate basic and diluted earnings attributable to the Company per common share.
As of September 30, 2026 and 2025, 1,415,988 shares and 376,522 shares, respectively, of unvested restricted stock awards with voting rights are included in outstanding shares of common stock on the Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interest, but are excluded from the calculation of basic earnings attributable to the Company per common share.

NOTE 19 – RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company may make loans to and receive deposits from related parties, which primarily includes principal officers and directors, and their affiliates. The Company had no loans outstanding to related parties as of September 30, 2026 and December 31, 2025. The aggregate amounts of deposits from related parties as of September 30, 2026 and December 31, 2025, was $5.3 million and $5.2 million, respectively. For more information on the activity of loans and deposits with related parties, see Note 4 – Loans and Note 10 – Deposits, respectively.
The Company has a related party relationship with BancAlliance because certain employees of the Company also hold officer roles with BancAlliance, and a subsidiary of the Company serves as the asset manager of BancAlliance members. The Company sources loans for its own balance sheet and makes those loans available for sale through the BancAlliance program. Loans sold to BancAlliance are immediately sold to members in the program with terms of loan sales, including pricing, dictated by a Master Participation Agreement for the program that applies to all members of BancAlliance. BancAlliance is a pass-through participant and does not incur an economic or accounting impact from the program.
Transactions with BancAlliance for the three and nine months ended September 30, 2026 and 2025, and amounts due from BancAlliance as of September 30, 2026 and December 31, 2025, are presented in the following tables:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Loans sold to BancAlliance	$53,519	$34,511	$130,714	$172,668
Net gains realized on loans sold to BancAlliance	$358	$445	$840	$1,336
As of September 30, 2026 and December 31, 2025, the amounts due from BancAlliance related to funding and expense advancements were $2.4 million and $6.0 million, respectively.
In the ordinary course of business, the Company incurs expenses from transactions with vendors who are considered related parties. These transactions resulted in a non-material amount of expense for the three and nine months ended September 30, 2026 and 2025.
NOTE 20 – REGULATORY MATTERS
The Company and the Bank are subject to regulatory capital requirements administered by federal and state banking agencies. As of September 30, 2026 and December 31, 2025, each of the Company and the Bank qualified as a community banking organization under the CBLR framework and elected to measure capital adequacy under that framework. Effective July 1, 2026, the required minimum capital level under CBLR decreased from 9% to 8%. For a description of the CBLR framework, discussion of the changes effective July 1, 2026, and applicable capital requirements, refer to Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Capital Resources within this Report.

The following table presents as of September 30, 2026 and December 31, 2025, the Company’s and the Bank’s actual and required capital amounts and leverage ratios. The table also includes the actual amounts and risk-weighted ratios, which the Company has opted to disclose as of September 30, 2026 and December 31, 2025, although they are not required under the CBLR framework:

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions (CBLR Framework)
(dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2026:
Required under CBLR framework:
Tier 1 leverage ratio:
Company	$896,273	9.80%	$731,999	8.00%
Bank	$950,096	10.41%	$729,963	8.00%
Optional under CBLR framework:
Total capital to risk-weighted assets ratio:
Company	$1,096,369	15.74%	N/A	N/A
Bank	$1,008,823	14.52%	N/A	N/A
Tier 1 capital to risk-weighted assets ratio:
Company	$896,273	12.87%	N/A	N/A
Bank	$950,096	13.68%	N/A	N/A
Common Equity Tier 1 to risk weighted-assets ratio:
Company	$896,273	12.87%	N/A	N/A
Bank	$950,096	13.68%	N/A	N/A

As of December 31, 2025:
Required under CBLR framework:
Tier 1 leverage ratio:
Company	$748,650	9.79%	$688,367	9.00%
Bank	$848,960	11.11%	$687,907	9.00%
Optional under CBLR framework:
Total capital to risk-weighted assets ratio:
Company	$934,965	15.89%	N/A	N/A
Bank	$894,305	15.14%	N/A	N/A
Tier 1 capital to risk-weighted assets ratio:
Company	$748,650	12.72%	N/A	N/A
Bank	$848,960	14.37%	N/A	N/A
Common Equity Tier 1 to risk weighted-assets ratio:
Company	$748,650	12.72%	N/A	N/A
Bank	$848,960	14.37%	N/A	N/A

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
The following tables summarize financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale:
U.S. Treasury and government agencies	$515,996	$—	$—	$515,996
Residential agency mortgage-backed	—	294,559	—	294,559
Commercial agency mortgage-backed	—	186,180	—	186,180
Municipal bonds	—	7,937	—	7,937
Other	—	7,115	2,818	9,933
Total investment securities available-for-sale	515,996	495,791	2,818	1,014,605
Loans held-for-sale at fair value	—	—	46,754	46,754
Loans held for investment at fair value	—	—	2,855	2,855
Total assets	$515,996	$495,791	$52,427	$1,064,214

Liabilities
Total liabilities	$—	$—	$—	$—

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale:
U.S. Treasury and government agencies	$958,347	$—	$—	$958,347
Residential agency mortgage-backed	—	139,077	—	139,077
Commercial agency mortgage-backed	—	136,070	—	136,070
Municipal bonds	—	8,635	—	8,635
Other	—	7,283	5,475	12,758
Total investment securities available-for-sale	958,347	291,065	5,475	1,254,887
Loans held-for-sale at fair value	—	—	62,251	62,251
Loans held for investment at fair value	—	—	4,645	4,645
Total assets	$958,347	$291,065	$72,371	$1,321,783

Liabilities
Total liabilities	$—	$—	$—	$—
The following tables present a reconciliation of the assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30, 2026
		Additions	Sales	Pay-downs/ Maturities/ Calls	Transfers	Realized and Unrealized Gain/(Loss) included in:
(in thousands)	Balance as of June 30, 2026					Earnings	Other Comprehensive Loss	Balance as of September 30, 2026
Assets
Investment securities available-for-sale - Other	$3,056	$—	$—	$—	$—	$—	$(238)	$2,818
Loans held-for-sale at fair value	54,379	472	—	(8,207)	—	110	—	46,754
Loans held for investment at fair value	3,481	100	—	(723)	—	(3)	—	2,855
Total Level 3 assets	$60,916	$572	$—	$(8,930)	$—	$107	$(238)	$52,427
Liabilities
Total Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—

	For the Three Months Ended
	September 30, 2025
		Additions	Sales	Pay-downs/ Maturities/ Calls	Transfers	Realized and Unrealized Gain/(Loss) included in:
(in thousands)	Balance as of June 30, 2025					Earnings	Other Comprehensive Income	Balance as of September 30, 2025
Assets
Investment securities available-for-sale - Other	$5,312	$—	$—	$—	$—	$—	$162	$5,474
Loans held-for-sale at fair value	81,512	9,596	(8,490)	(14,044)	220	2,055	—	70,849
Loans held for investment at fair value	6,000	—	—	(934)	(220)	259	—	5,105
Total Level 3 assets	$92,824	$9,596	$(8,490)	$(14,978)	$—	$2,314	$162	$81,428
Liabilities
Total Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—
During the three months ended September 30, 2026 and 2025, the Company did not transfer any assets to or from Level 3.
The following tables present a reconciliation of the assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30, 2026
		Additions	Sales	Pay-downs/ Maturities/ Calls	Transfers	Realized and Unrealized Gain/(Loss) included in:
(in thousands)	Balance as of December 31, 2025					Earnings	Other Comprehensive Loss	Balance as of September 30, 2026
Assets
Investment securities available-for-sale - Other	$5,475	$—	$—	$(2,473)	$—	$—	$(184)	$2,818
Loans held-for-sale at fair value	62,251	2,886	(118)	(19,206)	(151)	1,092	—	46,754
Loans held for investment at fair value	4,645	604	—	(3,180)	151	635	—	2,855
Total Level 3 assets	$72,371	$3,490	$(118)	$(24,859)	$—	$1,727	$(184)	$52,427
Liabilities
Total Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—

	For the Nine Months Ended
	September 30, 2025
		Additions	Sales	Pay-downs/ Maturities/ Calls	Transfers	Realized and Unrealized Gain/(Loss) included in:
(in thousands)	Balance as of December 31, 2024					Earnings	Other Comprehensive Income	Balance as of September 30, 2025
Assets
Investment securities available-for-sale - Other	$5,465	$—	$—	$—	$—	$—	$9	$5,474
Loans held-for-sale at fair value	108,575	24,783	(19,280)	(45,574)	63	2,282	—	70,849
Loans held for investment at fair value	7,081	—	—	(2,149)	(63)	236	—	5,105
Total Level 3 assets	$121,121	$24,783	$(19,280)	$(47,723)	$—	$2,518	$9	$81,428
Liabilities
Total Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—
See Note 4 – Loans for more information regarding realized and unrealized gains and losses on loans. Unrealized losses on investment securities available-for-sale are included in Net change in unrealized gain on investments available-for-sale in the Consolidated Statements of Comprehensive Income.
During the nine months ended September 30, 2026 and 2025, the Company did not transfer any assets to or from Level 3.
The following tables present the quantitative inputs used in determining the fair value of the Company’s Level 3 assets measured on a recurring basis as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	Fair value as of September 30, 2026	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Investment securities available-for-sale - Other	$2,818	Discounted Cash Flow	Discount Rate	8.9% - 8.9% (8.9%)

Loans held-for-sale at fair value	$43,543	Market Observations	Market (Premium)/Discount	(0.1)% - 4.8% (2.3%)
Loans held-for-sale at fair value	3,211	Discounted Cash Flow	Discount for Risk of Non-Payment	20.0% - 40.0% (27.3%)
			Discount Rate	9.1% - 11.8% (10.1%)
Total loans held-for-sale at fair value	$46,754

Loans held for investment at fair value	$2,096	Market Observations	Market (Premium)/Discount	(0.1)% - 4.8% (0.8%)
Loans held for investment at fair value	759	Discounted Cash Flow	Discount for Risk of Non-Payment	20.0% - 50.8% (36.8%)
			Discount Rate	9.1% - 11.8% (10.1%)
Total loans held for investment at fair value	$2,855
__________________
(1)Weighted averages are calculated by using the product of the inputs multiplied by the relative fair values of the instruments.

(dollars in thousands)	Fair value as of December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)[1]
Investment securities available-for-sale - Other	$5,475	Discounted Cash Flow	Discount Rate	7.5% - 7.6% (7.5%)

Loans held-for-sale at fair value	$58,059	Market Observations	Market (Premium)/Discount	(1.4)% - 7.6% (2.3%)
Loans held-for-sale at fair value	4,192	Discounted Cash Flow	Discount for Risk of Non-Payment	10.0% - 40.0% (30.6%)
			Discount Rate	9.3% - 11.8% (10.0%)
Total loans held-for-sale at fair value	$62,251

Loans held for investment at fair value	$3,853	Market Observations	Market (Premium)/Discount	(1.4)% - 7.6% (0.8%)
Loans held for investment at fair value	792	Discounted Cash Flow	Discount for Risk of Non-Payment	10.0% - 40.0% (28.2%)
			Discount Rate	9.3% - 11.8% (10.4%)
Total loans held for investment at fair value	$4,645
__________________
(1)Weighted averages are calculated by using the product of the inputs multiplied by the relative fair values of the instruments.
Certain assets are measured at fair value on a nonrecurring basis; that is, not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025, are presented in the following tables:

	September 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral-dependent loans	$—	$—	$52,437	$52,437
Impaired loans	—	—	2,188	2,188
OREO	—	—	7,934	7,934
Total	$—	$—	$62,559	$62,559

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral-dependent loans	$—	$—	$49,682	$49,682
Impaired loans	—	—	14,017	14,017
OREO	—	—	8,729	8,729
Total	$—	$—	$72,428	$72,428
As of September 30, 2026 and December 31, 2025, the Company’s investment in collateral-dependent loans included individual credit loss allowances of $0.4 million and zero, respectively. As of September 30, 2026 and December 31, 2025, the Company’s investment in impaired loans included individual credit loss allowances of $0.7 million and $2.2 million, respectively. As of September 30, 2026 and December 31, 2025, the Company’s

investment in OREO assets included cumulative unrealized fair value adjustment losses of $2.3 million and $1.8 million, respectively, which are recognized in Other non-interest income in the Consolidated Statements of Income.
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
The estimated fair values of the Company’s financial instruments were as follows as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial assets:
Cash, cash equivalents and restricted cash	$848,959	$848,959	$848,959	$—		$—
Cash held-for-sale	720,870	720,870	720,870	—	—	—
Investment securities available-for-sale, at fair value	1,014,605	1,014,605	515,996	495,791		2,818
Investment securities held-to-maturity, at amortized cost	48,489	46,783	—	32,986		13,797
Loans held-for-sale, at fair value	46,754	46,754	—	—		46,754
Loans held-for-sale, at lower of cost or fair value	429,282	429,282	—	—		429,282
Loans held for investment, at fair value	2,855	2,855	—	—		2,855
Loans held for investment, at amortized cost	6,107,883	6,102,550	—	—		6,102,550
Other earning assets	50,470	44,893	—	—		44,893
Accrued interest receivable	49,071	49,071	49,071	—		—
Financial liabilities:
Time deposits	$1,078,583	$1,071,811	$—	$1,071,811		$—
Other deposits	6,532,087	6,532,087	6,532,087	—		—
Time deposits held-for-sale	183,302	186,262	—	186,262		—
Other deposits held-for-sale	560,604	560,604	560,604	—		—
Subordinated debt, net	151,270	152,394	—	152,394		—

	December 31, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash, cash equivalents and restricted cash	$648,715	$648,715	$648,715	$—	$—
Investment securities available-for-sale, at fair value	1,254,887	1,254,887	958,347	291,065	5,475
Investment securities held-to-maturity, at amortized cost	48,834	50,475	—	34,936	15,539
Loans held-for-sale, at fair value	62,251	62,251	—	—	62,251
Loans held-for-sale, at lower of cost or fair value	317,411	317,411	—	—	317,411
Loans held for investment, at fair value	4,645	4,645	—	—	4,645
Loans held for investment, at amortized cost	5,169,248	5,213,899	—	—	5,213,899
Other earning assets	55,928	54,023	—	—	54,023
Accrued interest receivable	55,155	55,155	55,155	—	—
Financial liabilities:
Time deposits	$1,423,136	$1,431,710	$—	$1,431,710	$—
Other deposits	5,354,779	5,354,779	5,354,779	—	—
Subordinated debt, net	151,003	146,547	—	146,547	—

Item 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with Forbright, Inc.’s consolidated financial statements and the related notes appearing elsewhere in this Report and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section included in Forbright, Inc’s Registration Statement on Form S-1 with the Securities and Exchange Commission. This discussion and analysis contain forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Report, may cause actual results to differ materially from those forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.
The following discussion presents management’s perspective on our historical results of operations and financial condition on a consolidated basis. Because we conduct all our material business and business operations through the Bank, and its subsidiaries, the discussion and analysis primarily focus on activities conducted at the Bank subsidiary level.
OVERVIEW
Forbright, Inc., along with its subsidiaries, operates at the intersection of two powerful, structural forces reshaping the U.S. banking sector: the rapidly evolving needs of the $10 trillion national middle market and the broadly accelerating shift toward digital-first banking. Together, these trends have created a distinctive opportunity for the establishment and growth of a category-defining bank of the future, combining modern technology, differentiated lending and deposit products, and scaled fee-based businesses to serve dynamic middle-market companies and consumers.
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
We believe our business model represents a significant evolution of the traditional commercial banking paradigm, which is often largely limited by geographic footprint and relies on non-interest-bearing deposit funding that has come under structural pressure as depositors have increasingly sought yield-bearing alternatives in the recent high interest-rate environment. We function as a precision-guided platform designed to deliver substantial value to customers across both the asset and liability sides of our balance sheet, while maximizing returns for our stockholders. From December 31, 2020 to December 31, 2025, consolidated assets grew from $1.9 billion to $7.9 billion and net income grew from $12.2 million to $87.9 million. As of September 30, 2026, consolidated assets were $9.6 billion and for the nine months ended September 30, 2026 net income attributable to the Company was $36.4 million.
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

SELECTED FINANCIAL DATA

(dollars in thousands, except share and per share data)	September 30, 2026	December 31, 2025	September 30, 2025
Selected Balance Sheet Data:
Cash, cash equivalents and restricted cash	848,959	648,715	630,216
Investment securities available-for-sale, at fair value	1,014,605	1,254,887	1,257,175
Loans held-for-sale	476,036	379,662	370,512
Loans held for investment, at fair value	2,855	4,645	5,105
Loans held for investment, at amortized cost	6,163,716	5,222,234	4,987,894
Allowance for credit losses - loans	(55,833)	(52,986)	(51,430)
Deferred tax asset, net	138,276	153,314	178,205
Goodwill and other intangible assets, net	35,452	31,685	32,026
Total assets	9,624,350	7,889,306	7,688,577
Total deposits	7,610,670	6,777,915	6,501,517
Subordinated debt, net	151,270	151,003	150,914
Other borrowings	—	—	90,000
Other liabilities	118,641	137,945	156,373
Total stockholders’ equity	991,749	822,443	789,773
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	9,624,350	7,889,306	7,688,577

Per Share Data
Stockholders’ equity per total common share outstanding	$19.54	$20.22	$19.43
Tangible common equity per total common share outstanding (Non-GAAP)(1)	$18.84	$19.44	$18.64

Capital Ratios(2):
Company:
Tier 1 leverage ratio	9.80%	9.79%	8.82%
Common Equity Tier 1 to risk-weighted assets ratio	12.87%	12.72%	10.15%

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands, except share and per share data)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Selected Statements of Income Data:
Interest income	$147,338	$129,064	$400,157	$383,963
Interest expense	75,386	65,919	205,502	187,989
Net interest income	71,952	63,145	194,655	195,974
Provision for credit losses	1,499	5,899	10,871	17,311
Non-interest income	29,100	21,846	66,530	49,428
Non-interest expense	70,380	65,776	194,613	150,417
Income before income taxes	29,173	13,316	55,701	77,674
Income tax expense	8,465	9,194	19,239	19,342
Net income	20,708	4,122	36,462	58,332
Net income attributable to noncontrolling interest	85	—	85	—
Net income attributable to the Company	$20,623	$4,122	$36,377	$58,332

Per Share Data:
Basic earnings attributable to the Company per voting common share	$0.42	$0.10	$0.86	$1.45
Basic earnings attributable to the Company per non-voting common share	$0.42	$0.10	$0.79	$1.45
Diluted earnings attributable to the Company per voting common share	$0.41	$0.09	$0.83	$1.41
Diluted earnings attributable to the Company per non-voting common share	$0.41	$0.09	$0.76	$1.41

Performance Ratios:
Return on average total assets(3)	0.89%	0.20%	0.57%	1.11%
Return on average stockholders’ equity(3)	8.20%	1.89%	5.38%	10.31%
Return on average tangible common equity(1), (3)	8.68%	2.19%	5.76%	10.91%
Yield on interest-earning assets(3)	6.51%	6.52%	6.49%	7.51%
Yield on interest-bearing liabilities(3)	3.88%	3.87%	3.88%	4.25%
Spread(4)	2.63%	2.65%	2.61%	3.26%
Net interest margin(5)	3.18%	3.19%	3.16%	3.83%
Efficiency ratio(6)	69.65%	77.39%	74.51%	61.29%

Credit Quality Ratios:
Non-performing assets to total assets	0.78%	1.10%	0.78%	0.55%
Non-performing loans to total loans held for investment at amortized cost	0.91%	1.30%	0.91%	0.60%
ACL - Loans to total loans at amortized cost at period end	0.91%	0.98%	0.91%	1.03%
Net loan charge-offs to average total loans held for investment at amortized cost(3)	(0.08)%	(0.20)%	(0.19)%	(0.23)%
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
(5)     Net interest margin is computed by dividing annualized net interest income by total average intrerest-earning assets.
(6)    Efficiency ratio is calculated by dividing non-interest expense by total revenue, which equals the sum of net interest income and non-interest income.

RESULTS OF OPERATIONS
Comparison for the Three Months Ended September 30, 2026 and June 30, 2026 and the Nine Months Ended September 30, 2026 and September 30, 2025

Average Balance Sheets
The following table shows the average outstanding balance of each major category of asset, liability and stockholders’ equity, along with the associated interest income or expense and the yield on average interest-earning asset or rate on interest-bearing liability. The associated yield or cost is calculated by dividing the interest income or interest expense by the corresponding daily average balance over the same period.

	For the Three Months Ended
	September 30, 2026			June 30, 2026			Change Due To:
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yields Earned/ Rates Paid(1)	Average Balance	Interest Income/Expense	Average Yields Earned/ Rates Paid(1)	Volume	Yield/Rate	Total Change
Assets:
Total loans held for investment	$5,915,470	$110,628	7.42%	$5,409,608	$98,522	7.30%	$10,397	$1,709	$12,106
Total loans held-for-sale	478,158	10,016	8.31%	427,940	8,484	7.95%	1,102	430	1,532
Total loans	6,393,628	120,644	7.49%	5,837,548	107,006	7.35%	11,499	2,139	13,638
Total investment securities	1,150,488	13,052	4.50%	1,263,848	14,158	4.49%	(1,128)	22	(1,106)
Interest-bearing deposits with banks(2)	1,380,609	12,991	3.73%	787,320	7,252	3.69%	5,603	136	5,739
Other earnings assets	50,570	651	5.11%	50,661	648	5.13%	6	(3)	3
Total interest-earning assets	8,975,295	147,338	6.51%	7,939,377	129,064	6.52%	15,980	2,294	18,274
ACL	(54,165)			(53,328)
Other assets	322,604			336,948
Total assets	$9,243,734			$8,222,997
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Interest-bearing demand deposits(2)	$279,995	$2,459	3.48%	$283,305	$2,442	3.46%	$(2)	$19	$17
Money market deposits(2)	1,397,681	13,271	3.77%	1,403,392	13,138	3.75%	90	43	133
Savings deposits(2)	4,594,382	44,597	3.85%	3,680,352	34,725	3.78%	9,100	772	9,872
Time deposits(2)	1,276,449	13,150	4.09%	1,310,156	13,719	4.20%	(205)	(364)	(569)
Total interest-bearing deposits(2)	7,548,507	73,477	3.86%	6,677,205	64,024	3.85%	8,983	470	9,453
Subordinated debt, net	151,211	1,909	5.01%	151,123	1,895	5.03%	21	(7)	14
Total interest-bearing liabilities	7,699,718	75,386	3.88%	6,828,328	65,919	3.87%	9,004	463	9,467
Non-interest-bearing demand deposits(2)	435,418			408,649
Other liabilities	110,733			113,261
Total liabilities	8,245,869			7,350,238
Redeemable noncontrolling interest	65			—
Stockholders’ equity	997,800			872,759
Total liabilities redeemable noncontrolling interest, and stockholders’ equity	$9,243,734			$8,222,997

Net interest income and spread(3)		$71,952	2.63%		$63,145	2.65%	$6,976	$1,831	$8,807
Net interest margin(4)			3.18%			3.19%

Total deposits(5)	$7,983,925	$73,477	3.65%	$7,085,854	$64,024	3.62%
Total funds(6)	$8,135,136	$75,386	3.68%	$7,236,977	$65,919	3.65%
__________________
(1) Annualized.

(2) Includes balances held-for-sale.
(3) Spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.
(4) Net interest margin is computed by dividing annualized net interest income by total average interest-earning assets.
(5) Total deposits is the sum of interest-bearing deposits and non-interest-bearing demand deposits. Cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.
(6) Total funds is the sum of total interest-bearing liabilities and non-interest-bearing demand deposits. Cost of total funds is calculated as annualized total interest expense divided by average total funds.
Net interest margin for the three months ended September 30, 2026 was 3.18%, a decrease of one basis point compared with 3.19% for the three months ended June 30, 2026, primarily due to an unfavorable change in asset mix associated with the build-up of excess liquidity in anticipation of the Branch Sale, and a three basis point increase in total cost of funds, which was offset by a 14 basis point increase in the yield on loans.
Average loans increased 9.5% for the three months ended September 30, 2026, primarily due to originations net of sales, paydowns, and pay-offs of $194.4 million in Healthcare Finance loans, $147.8 million in Lender Finance loans, $112.0 million in Real Estate Finance loans, $60.3 million in Fund Finance loans, and $47.4 million in Corporate Finance loans. Average interest-bearing deposits increased 13.0% during the three months ended September 30, 2026, primarily related to an increase in Digital Banking savings deposits.

The following table shows the average outstanding balance of each major category of asset, liability and stockholders’ equity, along with the associated interest income or expense and the yield on average interest-earning asset or rate on interest-bearing liability. The associated yield or cost is calculated by dividing the interest income or interest expense by the corresponding daily average balance over the same period.

	For the Nine Months Ended
	September 30, 2026			September 30, 2025			Change Due To:
(dollars in thousands)	Average Balance	Interest Income/Expense	Average Yields Earned/ Rates Paid(1)	Average Balance	Interest Income/Expense	Average Yields Earned/ Rates Paid(1)	Volume	Yield/Rate	Total Change
Assets:
Total loans held for investment	$5,515,747	$302,314	7.33%	$4,399,127	$283,584	8.62%	$71,981	$(53,251)	$18,730
Total loans held-for-sale	436,071	26,694	8.18%	331,859	28,274	11.39%	8,879	(10,459)	(1,580)
Total loans	5,951,818	329,008	7.39%	4,730,986	311,858	8.81%	80,860	(63,710)	17,150
Total investment securities	1,234,738	41,309	4.47%	1,382,032	47,359	4.58%	(5,047)	(1,003)	(6,050)
Interest-bearing deposits with banks(2)	1,003,361	27,825	3.71%	669,160	22,182	4.43%	11,079	(5,436)	5,643
Other earnings assets	52,066	2,015	5.17%	57,639	2,564	5.95%	(248)	(301)	(549)
Total interest-earning assets	8,241,983	400,157	6.49%	6,839,817	383,963	7.51%	86,644	(70,450)	16,194
ACL	(53,399)			(45,149)
Other assets	312,281			225,901
Total assets	$8,500,865			$7,020,569
Liabilities, redeemable noncontrolling interest, and stockholders’ equity
Interest-bearing demand deposits(2)	$281,426	$7,334	3.48%	$296,158	$8,306	3.75%	$(413)	$(559)	$(972)
Money market deposits(2)	1,374,655	38,598	3.75%	862,578	25,019	3.88%	14,853	(1,274)	13,579
Savings deposits(2)	3,941,829	112,430	3.81%	2,787,657	87,607	4.20%	36,272	(11,449)	24,823
Time deposits(2)	1,327,777	41,434	4.17%	1,765,116	58,776	4.45%	(14,563)	(2,779)	(17,342)
Total interest-bearing deposits(2)	6,925,687	199,796	3.86%	5,711,509	179,708	4.21%	36,149	(16,061)	20,088
Subordinated debt, net	151,123	5,706	5.05%	166,524	6,893	5.53%	(637)	(550)	(1,187)
Other borrowings	—	—	—%	41,342	1,388	4.49%	(1,388)	—	(1,388)
Total interest-bearing liabilities	7,076,810	205,502	3.88%	5,919,375	187,989	4.25%	34,124	(16,611)	17,513
Non-interest-bearing demand deposits(2)	405,776			269,594
Other liabilities	114,499			74,919
Total liabilities	7,597,085			6,263,888
Redeemable noncontrolling interest	22			—
Stockholders’ equity	903,758			756,681
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$8,500,865			$7,020,569

Net interest income and spread(3)		$194,655	2.61%		$195,974	3.26%	$52,520	$(53,839)	$(1,319)
Net interest margin(4)			3.16%			3.83%

Total deposits(5)	$7,331,463	$199,796	3.64%	$5,981,103	$179,708	4.02%
Total funds(6)	$7,482,586	$205,502	3.67%	$6,188,969	$187,989	4.06%
__________________
(1) Annualized.
(2) Includes balances held-for-sale.

(3) Spread represents the difference between the annualized weighted average yield on interest-earning assets and the annualized weighted average rate paid on interest-bearing liabilities.
(4) Net interest margin is computed by dividing annualized net interest income by total average interest-earning assets.
(5) Total deposits is the sum of interest-bearing deposits and non-interest-bearing demand deposits. Cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.
(6) Total funds is the sum of total interest-bearing liabilities and non-interest-bearing demand deposits. Cost of total funds is calculated as annualized total interest expense divided by average total funds.
Net interest margin for the nine months ended September 30, 2026 was 3.16%, a decrease of 67 basis points compared with 3.83% for the nine months ended September 30, 2025, primarily due to a 142 basis point decrease in the yield on loans partially offset by a positive change in asset mix with loan growth exceeding growth in other earning asset categories, and a 39 basis point decrease in total cost of funds.
Average loans increased 25.8% for the nine months ended September 30, 2026, primarily due to originations net of sales, paydowns, and pay-offs of in $530.4 million Healthcare Finance loans, in $377.0 million Real Estate Finance loans, in $338.4 million, Fund Finance loans, and in $130.5 million Corporate Finance loans, offset by net paydowns and pay-offs of in $132.2 million in legacy in-market loans. Average interest-bearing deposits increased 21.3% during the nine months ended September 30, 2026, primarily related to increased Digital Banking deposits and third-party sweep accounts, partially offset by a $121.2 million decrease in brokered certificates of deposit.
Net Interest Income
The following table discloses the components of net interest income for three months ended September 30, 2026 and June 30, 2026 and for the nine months ended September 30, 2026 and 2025:

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2026	June 30, 2026	Change		September 30, 2026	September 30, 2025	Change
(dollars in thousands)			$	%			$	%
Interest income:
Loans held for investment	$110,628	$98,522	$12,106	12.3%	$302,314	$283,584	$18,730	6.6%
Loans held-for-sale	10,016	8,484	1,532	18.1%	26,694	28,274	(1,580)	(5.6)%
Deposits with banks	12,991	7,252	5,739	79.1%	27,825	22,182	5,643	25.4%
Investment securities	13,052	14,158	(1,106)	(7.8)%	41,309	47,359	(6,050)	(12.8)%
Other earning assets	651	648	3	0.5%	2,015	2,564	(549)	(21.4)%
Total interest income	147,338	129,064	18,274	14.2%	400,157	383,963	16,194	4.2%
Interest expense:
Deposits	73,477	64,024	9,453	14.8%	199,796	179,708	20,088	11.2%
Subordinated debt, net	1,909	1,895	14	0.7%	5,706	6,893	(1,187)	(17.2)%
Other borrowings	—	—	—	N/M	—	1,388	(1,388)	(100.0)%
Total interest expense	75,386	65,919	9,467	14.4%	205,502	187,989	17,513	9.3%
Net interest income	$71,952	$63,145	$8,807	13.9%	$194,655	$195,974	$(1,319)	(0.7)%
Net interest income for the three months ended September 30, 2026, was $72.0 million compared with $63.1 million for the three months ended June 30, 2026, an increase of $8.8 million, or 13.9%, was primarily related to an increase in interest income of $18.3 million offset by an increase in interest expense of $9.5 million.

Net interest income for the nine months ended September 30, 2026, was $194.7 million compared with $196.0 million for the nine months ended September 30, 2025, a decrease of $1.3 million, or 0.7%, was primarily related to an increase in interest expense of $17.5 million marginally exceeding an increase in interest income of $16.2 million.
Interest Income
Interest income for the three months ended September 30, 2026, was $147.3 million compared to $129.1 million for the three months ended June 30, 2026, an increase of $18.3 million, or 14.2%, was primarily related to growth in average loans which increased 9.5% compared to the prior quarter. The remaining increase was largely due to a 14 basis point increase in loan yields and the benefit of one additional day in the quarter. The increase in loan yields was largely due to a recovery of prior non-accrual interest.
Interest income for the nine months ended September 30, 2026, was $400.2 million compared to $384.0 million for the nine months ended September 30, 2025, an increase of $16.2 million, or 4.2%, was primarily related to increases in average loan balances and interest-earning deposits with banks, largely offset by a 142 basis point decrease in yield earned on loans, as well as lower average balances and yields on investment securities. The 142 basis point decrease in yield earned on loans was primarily driven by a 68 basis point decrease in average SOFR, lower average spreads reflecting changes in market pricing, and a mix shift in the loan portfolio toward lower-yielding categories, and higher relative levels of amortization of deferred fees during the nine months ended September 30, 2025, which included $9.8 million for restructured loans.
Interest Expense
Interest expense for the three months ended September 30, 2026, was $75.4 million compared to $65.9 million for the three months ended June 30, 2026, an increase of $9.5 million, or 14.4%, was primarily related to an increase in Digital Banking deposits, an additional day in the quarter, and a one basis point increase in the cost of interest-bearing liabilities.
Interest expense for the nine months ended September 30, 2026, was $205.5 million compared to $188.0 million for the nine months ended September 30, 2025, an increase of $17.5 million, or 9.3%, was primarily related to an increase in average balances of $879.8 million in Digital Banking deposits and $526.1 million in third-party sweep deposits largely offset by a 35 basis point decrease in the average rate paid on interest-bearing deposits and a decrease in average balance of $121.2 million in brokered deposits.

Provision for (recovery of) Credit Losses
Our provisions for, or recoveries of, credit losses arising from the loan, unfunded loan commitments, investment securities, and financing receivables portfolios were as follows:

	For the Three Months Ended				For the Nine Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
Provision for credit losses:
Provision for credit losses on loans	$2,458	$4,521	$(2,063)	(45.6)%	$10,863	$16,666	$(5,803)	(34.8)%
(Recovery of)/provision for credit losses on financing receivables	—	—	—	N/M	(15)	34	(49)	N/M
(Recovery of)/provision for credit losses on unfunded commitments	(959)	1,378	(2,337)	N/M	23	611	(588)	(96.2)%
Total provision for credit losses	$1,499	$5,899	$(4,400)	(74.6)%	$10,871	$17,311	$(6,440)	(37.2)%
__________________
N/M - not meaningful
The provision for credit losses was $1.5 million for the three months ended September 30, 2026, compared to a provision for credit losses of $5.9 million for the three months ended June 30, 2026. The provision for credit losses for the quarter was driven by an increase in the ACL – Loans of $1.2 million, net charge-offs of $1.2 million, and a decrease in the ACL – Unfunded of $1.0 million. The provision for credit losses in the prior quarter was driven by an increase in the ACL – Loans of $1.8 million, net charge-offs of $2.7 million, and an increase in the ACL – Unfunded of $1.4 million. Net charge-offs for the quarterly periods that relate to legacy Consumer and Commercial and Industrial forward flow loans were $0.8 million and $1.7 million, respectively for the three months ended September 30, 2026 and June 30, 2026.
The provision for credit losses was $10.9 million for the nine months ended September 30, 2026, compared to a provision for credit losses of $17.3 million for the nine months ended September 30, 2025. The provision for credit losses for the nine months ended September 30, 2026, was driven by an increase in the ACL – Loans of $2.8 million and net charge-offs of $8.0 million. The provision for credit losses for the nine months ended September 30, 2025, was driven by an increase in the ACL – Loans of $9.1 million, $7.5 million in net charge-offs, and an increase of $0.6 million in the ACL – Unfunded. Net charge-offs for the year-to-date periods that relate to legacy Consumer and Commercial and Industrial forward flow loans were $5.6 million and $7.4 million, respectively for the nine months ended September 30, 2026 and 2025.
See below in “—Financial Condition—ACL—Loans” and “—Financial Condition—ACL—Investment Securities” for additional discussion regarding our ACL.

Non-interest Income
The following table presents non-interest income for the three months ended September 30, 2026 and June 30, 2026 and for the nine months ended September 30, 2026 and 2025 and the change between periods, by major component:

	For the Three Months Ended				For the Nine Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
Servicing income	$6,592	$6,876	$(284)	(4.1)%	$20,555	$805	$19,750	2453.4%
Investment advisory fees	3,194	3,090	104	3.4%	9,477	12,415	(2,938)	(23.7)%
Fee income on loans	2,116	2,252	(136)	(6.0)%	6,371	5,837	534	9.1%
Gains on sales of loans and investment securities, net	1,946	252	1,694	672.2%	2,164	12,860	(10,696)	(83.2)%
Unrealized gains/(losses) on loans and financing receivables, net	1,263	(963)	2,226	N/M	(1,035)	7,189	(8,224)	N/M
Other non-interest income	13,989	10,339	3,650	35.3%	28,998	10,322	18,676	180.9%
Total non-interest income	$29,100	$21,846	$7,254	33.2%	$66,530	$49,428	$17,102	34.6%
__________________
N/M - not meaningful
Total non-interest income was $29.1 million for the three months ended September 30, 2026, an increase of $7.3 million, or 33.2%, compared with the three months ended June 30, 2026, was primarily due to realized and unrealized gains on loans, an increase in FHA/HUD originations, solar loan administration fees related to the solar servicing business, and one additional month of rental income from other tenants in our headquarters building, following our acquisition in April 2026.
Total non-interest income was $66.5 million for the nine months ended September 30, 2026, an increase of $17.1 million, or 34.6%, compared with the nine months ended September 30, 2025, was primarily due to servicing fees and trust administration income related to the Solar Servicing business. The increase was offset by less gains on loan sales and fair value marks, lower investment advisory fees, and a decrease in income related to lower volume of FHA/HUD originations.
Servicing Income
Servicing income was $6.6 million for the three months ended September 30, 2026, a decrease of $0.3 million, or 4.1%, compared to the three months ended June 30, 2026. This decrease was attributable to run-off in the underlying loan portfolios.
Servicing income was $20.6 million for the nine months ended September 30, 2026, related to the Solar Servicing business acquisition during the third quarter of 2025.
Investment Advisory Fees
Investment advisory fees were $3.2 million for the three months ended September 30, 2026, an increase of $0.1 million, or 3.4%, compared to the three months ended June 30, 2026. This increase was primarily due to higher client advisory balances offset partially by the recovery of fees related to accounts previously on non-accrual.

Investment advisory fees were $9.5 million for the nine months ended September 30, 2026, a decrease of $2.9 million, or 23.7%, compared to the nine months ended September 30, 2025. This decrease was primarily due to lower client advisory balances and a decrease in the rate charged on advisory client balances. Advisory loan payoffs exceeded new distributions to advisory clients during 2025 and 2026, which resulted in a net reduction in total fee-generating assets held by advisory clients during the nine months ended September 30, 2026.
Fee Income on Loans
Fee income on loans was $2.1 million for the three months ended September 30, 2026, a decrease of $0.1 million, or 6.0%, compared to the three months ended June 30, 2026, was primarily due to a decrease in non-recurring income related to the management of portfolio loans, partially offset by an increase in unused line of credit fees.
Fee income on loans was $6.4 million for the nine months ended September 30, 2026, an increase of $0.5 million, or 9.1%, compared to the nine months ended September 30, 2025, primarily due to an increase in unused line of credit fees.
Gains/(Losses) on Sales of Loans and Investment Securities, Net
Gains on sales of loans and investment securities, net increased $1.7 million compared to the three months ended June 30, 2026, was primarily due to gains recognized related to a Project Finance loan.
Gains on sales of loans and investment securities, net for the nine months ended September 30, 2026, decreased $10.7 million compared to the nine months ended September 30, 2025, was primarily due to $11.7 million related to the recognition of unamortized deferred fees upon the full satisfaction of a loan during the nine months ended September 30, 2025, that was previously on non-accrual status, in exchange for certain of the borrower’s assets in September 2025.
Unrealized Gains/(Losses) on Loans and Financing Receivables, Net
Unrealized gains/(losses) on loans and financing receivables, net increased $2.2 million for the three months ended September 30, 2026, compared to the three months ended June 30, 2026, was primarily due to the reversal of unrealized losses associated with loan sales and restructurings in the prior quarter.
Unrealized gains/(losses) on loans and financing receivables, net decreased $8.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The nine months ended September 30, 2026 was negatively impacted by fair value adjustments on the held-for-sale loan portfolio. The nine months ended September 30, 2025 was positively impacted by fair value adjustments as well as the reversal of unrealized losses associated with paid-off loans in the held-for-sale loan portfolio.
Other Non-interest Income
Other non-interest income was $14.0 million for the three months ended September 30, 2026, an increase of $3.7 million, or 35.3%, compared to the three months ended June 30, 2026, primarily due to an increase in FHA/HUD originations of $1.6 million, an increase in solar loan trust administration fees of $1.2 million, and $0.8 million related to one additional month of rental income from other tenants in our headquarters building, following our acquisition in April 2026.
Other non-interest income was $29.0 million for the nine months ended September 30, 2026, an increase of $18.7 million, or 180.9%, compared to the nine months ended September 30, 2025, primarily due to $19.4 million for solar loan trust administration fees related to the Solar Servicing business acquired during the third quarter of 2025 and $3.3 million for rental income from other tenants in our headquarters building, following our acquisition in April 2026. Those increases were offset by a decrease in FHA/HUD originations of $1.7 million, and a decrease in program fees earned on solar loan fundings of $1.9 million.

Core Non-interest Income (non-GAAP)
The following table shows our core non-interest income, a non-GAAP metric, by strategy for the three months ended September 30, 2026 and June 30, 2026 and for the nine months ended September 30, 2026 and 2025 and the change between periods, by major component:

	For the Three Months Ended				For the Nine Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
Alliance Partners	$3,552	$3,342	$210	6.3%	$10,340	$13,935	$(3,595)	(25.8)%
Solar Services	8,359	8,695	(336)	(3.9)%	26,153	3,018	23,135	766.6%
FHA/HUD lending	2,556	996	1,560	156.6%	3,818	5,506	(1,688)	(30.7)%
Loan and deposit fees	2,638	2,691	(53)	(2.0)%	7,636	6,644	992	14.9%
Total core non-interest income (non-GAAP)	$17,105	$15,724	$1,381	8.8%	$47,947	$29,103	$18,844	64.7%
Core non-interest income was $17.1 million for the three months ended September 30, 2026, compared to $15.7 million for the three months ended June 30, 2026. The increase of $1.4 million was primarily due to the items noted for total non-interest income related to FHA/HUD originations. Core non-interest income as a percentage of adjusted total revenue was 19.2% for the three months ended September 30, 2026 compared to 19.9% for the three months ended June 30, 2026.
Core non-interest income was $47.9 million for the nine months ended September 30, 2026, compared to $29.1 million for the nine months ended September 30, 2025. The increase of $18.8 million was primarily due to the items noted for total non-interest income related to solar servicing income, partially offset by lower investment advisory fees and lower FHA/HUD originations. Core non-interest income as a percentage of adjusted total revenue was 19.8% for the nine months ended September 30, 2026 compared to 12.9% for the nine months ended September 30, 2025.
Non-interest Expense
The following table presents non-interest expense for three months ended September 30, 2026 and June 30, 2026 and for the nine months ended September 30, 2026 and 2025 and the change between periods, by major component:

	For the Three Months Ended				For the Nine Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	$ Change	% Change	September 30, 2026	September 30, 2025	$ Change	% Change
Compensation and benefits	$36,422	$33,407	$3,015	9.0%	$101,471	$93,695	$7,776	8.3%
Information technology	7,705	7,581	124	1.6%	22,826	19,469	3,357	17.2%
Professional fees	11,422	9,777	1,645	16.8%	29,022	9,764	19,258	197.2%
Loan administration and servicing	6,917	5,500	1,417	25.8%	16,542	4,119	12,423	301.6%
Advertising and marketing	1,688	2,720	(1,032)	(37.9)%	6,712	5,313	1,399	26.3%
FDIC insurance	1,033	1,111	(78)	(7.0)%	3,046	4,166	(1,120)	(26.9)%
Occupancy expense	1,812	1,466	346	23.6%	4,400	3,576	824	23.0%
Other non-interest expense	3,381	4,214	(833)	(19.8)%	10,594	10,315	279	2.7%
Total non-interest expense	$70,380	$65,776	$4,604	7.0%	$194,613	$150,417	$44,196	29.4%

Total non-interest expense was $70.4 million for the three months ended September 30, 2026, an increase of $4.6 million, or 7.0%, compared with the three months ended June 30, 2026, primarily due to the combination of (i) an increase in incentive bonus compensation, (ii) legal and sub-servicer fees related to the Solar Servicing business, which are largely reimbursed by counterparties to the loans and recognized in other non-interest income and other corporate legal fees, and (iii) one additional month of expenses related to the ownership of the Company’s headquarters following the building acquisition in April 2026. Those increases were partially offset by a decrease in advertising expense related to Digital Banking deposit promotions.
Total non-interest expense was $194.6 million for the nine months ended September 30, 2026, an increase of $44.2 million, or 29.4%, compared with the nine months ended September 30, 2025, primarily due to (i) the acquisition of the Solar Servicing business, (ii) the personnel retention compensation program implemented in connection with our initial public offering, (iii) professional fees associated with the initial public offering, and (iv) expenses related to the ownership of the Company’s headquarters following the building acquisition in April 2026.
Compensation and Benefits
Compensation and benefits expenses were $36.4 million for the three months ended September 30, 2026, an increase of $3.0 million, or 9.0%, compared to $33.4 million for three months ended June 30, 2026, primarily due to an increase in the annual incentive bonus accrual.
Compensation and benefits expenses were $101.5 million for the nine months ended September 30, 2026, an increase of $7.8 million, or 8.3%, compared to $93.7 million for the nine months ended September 30, 2025, primarily due to a $5.2 million increase in base compensation related to a full year of compensation paid to employees added in the Solar Servicing business acquisition and from expanding our Digital Banking, Asset Finance and Fund Finance teams, a $5.0 million increase in stock-based compensation, and $2.0 million from the personnel retention compensation program implemented in connection with our initial public offering. Those increases were partially offset by a $3.1 million decrease in the annual bonus accrual and $2.9 million from an increase in deferred compensation recognized related to higher loan originations during the nine months ended September 30, 2026.
Information Technology
Information technology expenses were $7.7 million and $7.6 million for the three months ended September 30, 2026 and June 30, 2026, respectively. Expenses for the category remained relatively flat with increases of $0.5 million in software expense largely offset by decreases of $0.2 million in services costs in the prior period.
Information technology expenses were $22.8 million and $19.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $3.4 million, or 17.2%, was primarily due to $1.5 million related to Digital Banking platform costs, $1.9 million of corporate level technology spend, which includes expense related to the Solar Servicing business acquisition.
Professional Fees
Professional fees were $11.4 million and $9.8 million for the three months ended September 30, 2026 and June 30, 2026, respectively. The increase of $1.6 million, or 16.8%, was primarily due to $1.1 million higher legal fees related to the Solar Servicing business, which are largely reimbursed by loan owners and recognized in other non-interest income and a $0.5 million increase in corporate related legal fees.
Professional fees were $29.0 million and $9.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $19.3 million, or 197.2%, was primarily due to an increase of $10.6 million for Solar Servicing legal fees associated with trust administration, which are largely reimbursed by loan owners and recognized in other non-interest income, $4.4 million of costs associated with our initial public offering, and an increase of $1.8 million in other corporate professional fees, including audit and audit related fees.
Loan Administration and Servicing Expenses
Loan administration and servicing expenses were $6.9 million and $5.5 million for the three months ended September 30, 2026 and June 30, 2026, respectively. The increase of $1.4 million, or 25.8%, was due to sub-servicer fees related to the Solar Servicing business, which are largely reimbursed by loan owners and recognized in other non-interest income.
Loan administration and servicing expenses were $16.5 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $12.4 million, or 301.6%, was due to sub-servicer fees following the Solar Servicing business acquisition, which are largely reimbursed by loan owners and recognized in other non-interest income.
Advertising and Marketing Expenses
Advertising and marketing expenses were $1.7 million and $2.7 million for the three months ended September 30, 2026 and June 30, 2026, respectively. The decrease of $1.0 million, or 37.9%, was primarily due to advertising for interest rate promotions on Digital Banking products during the second quarter, which was not repeated in the third quarter.
Advertising and marketing expenses were $6.7 million and $5.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $1.4 million, or 26.3%, was primarily due to advertising for interest rate promotions on Digital Banking products during the second quarter of 2026.
FDIC Insurance Expenses
FDIC insurance expenses were $1.0 million and $1.1 million for the three months ended September 30, 2026 and June 30, 2026, respectively. The decrease of $0.1 million, or 7.0%, was primarily due to an accrual adjustment related to the impact of a decrease in the assessment rate slightly offsetting the increase in total average assets at the Bank during the period.
FDIC insurance expenses were $3.0 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $1.1 million, or 26.9%, was primarily due to a decrease in the assessment rate in the beginning of the second quarter of 2025, offset by an increase in total average assets at the Bank.
Occupancy Expenses
Occupancy expenses were $1.8 million and $1.5 million for the three months ended September 30, 2026 and June 30, 2026, respectively. The increase of $0.3 million, or 23.6%, was primarily due to one additional month of expenses related to the ownership of the Company’s headquarters building following the building acquisition in April 2026.
Occupancy expenses were $4.4 million and $3.6 million for the nine months ended September 30, 2026 and 2025, respectively, which increased due to expenses related to the ownership of the Company’s headquarters building following the building acquisition in April 2026 being partially offset by decreases in the overall cost of leased space.
Other Non-interest Expenses
Other non-interest expense, which consists of referral fees, travel and meals, dues and subscriptions, directors’ compensation, and other miscellaneous expenses, were $3.4 million and $4.2 million for the three months ended September 30, 2026 and June 30, 2026, respectively. The decrease of $0.8 million, or 19.8%, primarily due to decreases of $0.4 million in donations and $0.3 million in travel and meals expenses.
Other non-interest expense increased slightly by $0.3 million to $10.6 million for the nine months ended September 30, 2026 compared to $10.3 million for the nine months ended September 30, 2025, primarily due to an increase of $0.4 million in intangible amortization related to our headquarters building acquisition and $0.4 million of insurance expense, offset partially by a decrease of $0.5 million in dues and subscriptions.

Income Taxes
For the three months ended September 30, 2026, income tax expense and the effective tax rate were $8.5 million and 29.0%, respectively, compared to $9.2 million and 69.0%, respectively for the three months ended June 30, 2026. Income tax expense for the three months ended September 30, 2026 reflects the recognition of $2.7 million of deferred credit amortization that was offset by a purchase accounting adjustment of $2.7 million for previously recognized amortization, resulting in no net impact from the deferred credit in the quarter. The purchase accounting adjustment was related to the completion of the final tax return for the acquired entity. Income tax expense for the three months ended June 30, 2026, included (i) a $5.6 million write-down of deferred tax assets as of December 31, 2025, for stock compensation in connection with the initial public offering, which is due to tax rules that limit executive compensation deductions for public companies, and (ii) a $1.1 million benefit for amortization of the deferred credit.
The effective tax rate for the three months ended September 30, 2026 was 29.0%, compared to 69.0% for the three months ended June 30, 2026. For the three months ended September 30, 2026, the effective tax rate was equally impacted by the increase from the purchase accounting adjustment and the decrease related to recognizing amortization on the deferred credit. The effective tax rate for the three months ended June 30, 2026 was increased by 42.3% related to the one-time deferred tax asset adjustment for stock compensation, offset by a reduction of 8.6% related to amortization of the deferred credit.
For the nine months ended September 30, 2026, income tax expense and the effective tax rate were $19.2 million and 34.5%, respectively, compared to $19.3 million and 24.9%, respectively for the nine months ended September 30, 2025. Income tax expense for the nine months ended September 30, 2026 included (i) a $5.6 million write-down of deferred tax assets as of December 31, 2025, for stock compensation in connection with the initial public offering, which is due to tax rules that limit executive compensation deductions for companies with publicly traded securities, and (ii) a $5.5 million benefit for amortization of the deferred credit, partially offset by the effect of the $2.7 million purchase accounting adjustment recorded in the third quarter.
The effective tax rate for the nine months ended September 30, 2026 was 34.5%, compared to 24.9% for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the effective tax rate was (i) increased by 10.1% for the one-time deferred tax asset adjustment for stock compensation in the second quarter, (ii) increased by 4.8% for the purchase accounting adjustment in the third quarter, and (iii) reduced by 9.9% for amortization of the deferred credit.
During the three months ended September 30, 2026, the deferred credit balance decreased by $13.1 million, due to purchase accounting adjustments related to finalizing the tax return for the acquired company. During the nine months ended September 30, 2026, the deferred credit balance decreased by $18.4 million, comprised of a decrease of $12.9 million related to purchase accounting adjustments and a decrease of $5.5 million related to accretion, which was recognized in income tax expense. The ending balance of the deferred credit as of September 30, 2026 was $36.0 million, which is included in Other liabilities in the Consolidated Balance Sheets.
NON-GAAP FINANCIAL MEASURES
This Report contains “non-GAAP financial measures” within the meaning of Item 10(e) of Regulation S-K. Non-GAAP financial measures are financial measures that are not presented in accordance with GAAP. We use these non-GAAP financial measures in the internal evaluation of our performance and management of our business as well as to explain our results of operations to stockholders and the wider investment community. The following non-GAAP financial measures appear in this Report:
•Tangible common equity - We calculate tangible common equity by deducting goodwill and other intangible assets from stockholders’ equity.
•Tangible common equity per common share - We calculate tangible common equity per common share by dividing tangible common equity, as defined above, by our total common shares outstanding for the period, excluding the dilutive effect of outstanding stock options and restricted stock units, and including the effect of outstanding shares from restricted stock awards.

•Return on average tangible common equity - We calculate return on average tangible common equity by dividing adjusted net income for the period by average tangible common equity over the same period. Adjusted net income, used for the calculation of return on average tangible common equity, is calculated by adding back the tax effected amount of intangible asset amortization to net income.
•Non-core trust administration - We calculate non-core trust administration by deducting fixed monthly trust administration fees from trust administration, a component of other non-interest income as reported in the footnotes to the Consolidated Financial Statements. Non-core trust administration represents the reimbursements we receive for various expenses incurred in administration of the trusts.
•Non-core gains/(losses) on sales of loans and investment securities, net - We calculate non-core gains/(losses) on sales of loans and investment securities, net by deducting gains from sales of loans to Alliance Partners from gains/(losses) on sales of loans and investment securities, net, as reported on the Consolidated Statements of Income.
•Core and non-core non-interest income - Core non-interest income equals total non-interest income less (a) non-core trust administration, (b) non-core gains/(losses) on sales of loan and investment securities, net, (c) unrealized gains on loans and financing receivables, net, (d) rental income and (e) other income. Non-core non-interest income equals total non-interest income less core non-interest income.
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

	As of and For the Three Months Ended		As of and For the Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Tangible common equity
Stockholders’ equity (GAAP)	$991,749	$967,163	$991,749	$789,773
Less:
Goodwill	18,519	18,519	18,519	18,519
Other intangible assets	16,933	17,445	16,933	13,507
Tangible common equity (non-GAAP)	$956,297	$931,199	$956,297	$757,747

Total common shares outstanding	50,764,380	49,697,208	50,764,380	40,653,612

Stockholders’ equity per total common share outstanding (GAAP)	$19.54	$19.46	$19.54	$19.43
Tangible common equity per total common share outstanding (non-GAAP)	$18.84	$18.74	$18.84	$18.64

	As of and For the Three Months Ended		As of and For the Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Return on average tangible common equity
Average stockholders’ equity (GAAP)	$997,800	$872,759	$903,758	$756,681
Less:
Average goodwill	18,519	18,519	18,519	18,519
Average other intangible assets	15,713	12,839	13,883	14,068
Average tangible common equity (non-GAAP)	$963,568	$841,401	$871,356	$724,094

Net income attributable to the Company (GAAP)	$20,623	$4,122	$36,377	$58,332
Add:
Intangible asset amortization, net of tax	448	476	1,134	757
Adjusted net income attributable to the Company (non-GAAP)	$21,071	$4,598	$37,511	$59,089

Return on average stockholders’ equity (GAAP)	8.20%	1.89%	5.38%	10.31%
Return on average tangible common equity (non-GAAP)	8.68%	2.19%	5.76%	10.91%

Non-core trust administration (non-GAAP)
Trust administration (GAAP)	$8,544	$7,324	$20,132	$697
Less:
Fixed monthly trust administration fees	1,345	1,327	4,092	(1,237)
Non-core trust administration (non-GAAP)	$7,199	$5,997	$16,040	$1,934

Non-core gains on sales of loans and investment securities, net (non-GAAP)
Gains on sales of loans and investment securities, net (GAAP)	$1,946	$252	$2,164	$12,860
Less:
Gains on sales of loans by Alliance Partners	358	252	863	1,520
Non-core gains on sales of loans and investment securities, net (non-GAAP)	$1,588	$—	$1,301	$11,340

Core and non-core non-interest income
Non-interest income (GAAP)	$29,100	$21,846	$66,530	$49,428
Less:
Non-core trust administration (non-GAAP)	7,199	5,997	16,040	1,934
Non-core gains on sales of loans and investment securities, net (non-GAAP)	1,588	—	1,301	11,340
Unrealized gains/(losses) on loans and financing receivables, net	1,263	(963)	(1,035)	7,189
Rental income	2,050	1,225	3,275	—
Other (included in other non-interest income)	(105)	(137)	(998)	(138)
Core non-interest income (non-GAAP)	$17,105	$15,724	$47,947	$29,103

Non-core non-interest income (non-GAAP)	$11,995	$6,122	$18,583	$20,325

	As of and For the Three Months Ended		As of and For the Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Adjusted total revenue
Net interest income	$71,952	$63,145	$194,655	$195,974
Non-interest income	29,100	21,846	66,530	49,428
Total Revenue (GAAP)	101,052	84,991	261,185	245,402
Less:
Non-core non-interest income (non-GAAP)	11,995	6,122	18,583	20,325
Adjusted total revenue (non-GAAP)	$89,057	$78,869	$242,602	$225,077

Non-interest income to total revenue (GAAP)	28.8%	25.7%	25.5%	20.1%
Core non-interest income to adjusted total revenue (non-GAAP)	19.2%	19.9%	19.8%	12.9%

Pre provision net revenue
Income before income taxes (GAAP)	$29,173	$13,316	$55,701	$77,674
Add:
Provision for credit losses	1,499	5,899	10,871	17,311
Pre provision net revenue (non-GAAP)	$30,672	$19,215	$66,572	$94,985

FINANCIAL CONDITION
Loan Portfolio
Our loan portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses in a variety of industries and markets including on a national scale and across multiple lending strategies. As of September 30, 2026 and December 31, 2025, the single largest industry concentration in the Company’s loan portfolio was Healthcare. We do not believe that it is reasonably possible that loss events could occur in the near term to cause any concentrations to result in a severe impact on our results of operations or liquidity. We do not have concentrations of the terms of certain loan products such as loans with negative amortization schedules, significant payment increases, or high loan-to-value ratios. Additionally, due to the national operating footprint of our borrowers, we believe that we do not have a significant geographic concentration of credit exposure.
Total loans were $6.6 billion as of September 30, 2026, an increase of $1.0 billion, or approximately 18.5%, compared with $5.6 billion as of December 31, 2025. Loans as of September 30, 2026 and December 31, 2025, included $476.0 million and $379.7 million of loans held-for-sale, respectively. As of September 30, 2026 and December 31, 2025, total loans were 87.3% and 82.7% of deposits, respectively, and 69.0% and 71.1% of total assets, respectively.
We manage our exposure to credit losses by evaluating credit risk in the following loan categories. Descriptions of the loan categories, which provide detail on the levels at which we develop and document our systematic methodology to determine the allowance for credit losses, are:
•Commercial Real Estate - CRE loans are primarily secured by various types of real estate including healthcare facilities, hospitality, office, retail, warehouse, industrial, multi-family properties, residential real estate (for commercial purposes), and other CRE properties, and are made to owners of such properties. The category also includes loans for the construction of those property types. Within this category, loans are further bifurcated between loans secured by owner-occupied properties and investment (non-owner-occupied) properties. As of September 30, 2026, 54% of CRE loans were owner-occupied and 46% were non-owner-occupied. The repayment of loans secured by owner-occupied properties is dependent on cash flow from the successful operation of the business which owns the property. The repayment of loans secured by investment properties is dependent upon the operation (net operating income) or sale of the property. Both property types may be subject to adverse conditions in the CRE market or in the general economy. Loans secured by healthcare facilities are primarily owner-occupied properties and loans secured by other property types are primarily non-owner-occupied properties. Loans secured by healthcare facilities represent our largest concentration and represented approximately 60% of CRE loans and approximately 28% of our total loan portfolio as of September 30, 2026. No single CRE loan category secured by any other property type represented greater than 11% of CRE loans and 5% of our total loan portfolio as of September 30, 2026.
•Commercial and Industrial - Within this category, there is further distinction among Lender finance loans, Fund finance loans, Healthcare asset-based loans, corporate loans (which are typically cash flow loans), and asset finance leases and loans (typically related to equipment financing). The market area for these loans is national with geographic diversification. The loan category also includes asset-secured energy project loans and small business loans and commercial solar loans purchased through fintech platforms. Of primary concern in commercial lending is the borrower’s creditworthiness and ability to successfully generate cash flow from their business to service the debt. No single commercial and industrial loan collateral type, industry, or infrastructure project type represented greater than 22% of commercial and industrial loans and 11% of our total loan portfolio as of September 30, 2026.
•Consumer - These loans consist primarily of loans made to individuals for personal, solar, family, and residential real estate purposes (including closed end mortgages and home equity lines of credit), with the majority of the portfolio comprised of loans purchased through fintech lender platforms. The vast majority of our consumer loans were purchased or originated before 2024, and a significant portion of the portfolio was sold during 2024. Outside of loans purchased under forward flow purchase agreements, the remaining consumer and residential real estate purpose loans represent less than 1% of the total loan portfolio as of September 30, 2026 and December 31, 2025. We no longer originate residential real estate loans to consumers.
Our Healthcare Finance loan portfolio represented approximately 31% of our total loan portfolio as of September 30, 2026. Approximately 90% of the portfolio is classified as CRE and approximately 10% of the portfolio is classified as Commercial and Industrial. This portfolio is diversified through a broad range of facility types, such as skilled nursing, assisted living, memory care, and behavioral health, where none of the facility types represented greater than 18% of total loans as of September 30, 2026.
Our Lender Finance loan portfolio represented approximately 21% of our total loan portfolio as of September 30, 2026. The portfolio is entirely classified as Commercial and Industrial. This portfolio is diversified across different collateral types, such as consumer finance, small business, and real estate, where none of the collateral types represented greater than 8% of total loans as of September 30, 2026.
Our Real Estate Finance loan portfolio represented approximately 19% of our total loan portfolio as of September 30, 2026. Approximately 97% of the portfolio is classified as CRE and approximately 3% of the portfolio is classified as Commercial and Industrial. This portfolio is diversified across different collateral types, such as hospitality, multifamily, and office, where none of the collateral types represented greater than 5% of our total loan portfolio as of September 30, 2026.
Our Fund Finance loan portfolio represented approximately 13% of our total loan portfolio as of September 30, 2026. The portfolio is entirely classified as Commercial and Industrial. This portfolio is diversified across different collateral types, such as specialty finance (primarily consisting of asset based and/or real estate backed collateral), private credit, and private equity where none of the collateral types represented greater than 11% of total loans as of September 30, 2026. As of September 30, 2026, we had six loans to private credit funds and business development corporations that are collateralized by loans. Our private credit loan portfolio had total commitments and outstanding balances of $167 million and $125 million, respectively, and a weighted average effective advance rate of 49% on eligible collateral as of September 30, 2026. The majority of the loan collateral within this private credit portfolio is leveraged lending and other forms of enterprise value lending.
Our Corporate Finance loan portfolio represented approximately 12% of our total loan portfolio as of September 30, 2026. Approximately 100% of the portfolio is classified as Commercial and Industrial. This portfolio is diversified across different industries, such as manufacturing, business services, and healthcare as well as infrastructure projects, where none of the industry or the infrastructure project types represented greater than 1% of total loans as of September 30, 2026.
The following table presents loans held for investment at amortized cost, by loan type, as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025		Change
(dollars in thousands)	Amount	% of total loans	Amount	% of total loans	$	%
Commercial Real Estate	$3,055,047	49.6%	$2,528,996	48.4%	$526,051	20.8%
Commercial and Industrial	2,911,601	47.2%	2,475,549	47.4%	436,052	17.6%
Consumer	197,068	3.2%	217,689	4.2%	(20,621)	(9.5)%
Total loans held for investment at amortized cost	$6,163,716	100.0%	$5,222,234	100.0%	$941,482	18.0%
As of September 30, 2026, total loans held for investment at amortized cost were $6.2 billion, an increase of $941.5 million, or 18.0%, compared to $5.2 billion as of December 31, 2025, due in part to a $526.1 million increase in Commercial Real Estate loans, primarily due to net loan originations of $325.0 million in Healthcare Finance loans and $278.7 million in Real Estate Finance loans, offset by a $77.7 million decrease in legacy in-market loans. Commercial and Industrial loans increased $436.1 million, primarily due to net loan originations of $295.8 million in Lender Finance loans, $99.1 million in Fund Finance loans, and $42.9 million in Asset Finance loans.

The contractual maturity ranges of total loans held for investment in our loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of September 30, 2026, are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include deferred fees and costs or purchase discounts.

September 30, 2026
	One Year	Through	Through	Through	After
(in thousands)	or Less	Five Years	Ten Years	Fifteen Years	Fifteen Years	Total
Variable rate loans:
Commercial Real Estate	$755,793	$2,196,891	$3,885	$—	$—	$2,956,569
Commercial and Industrial	387,455	2,340,917	52,691	—	—	2,781,063
Consumer	4	197	819	3,200	12,299	16,519
Total variable rate loans	$1,143,252	$4,538,005	$57,395	$3,200	$12,299	$5,754,151
Fixed rate loans:
Commercial Real Estate	$87,047	$29,579	$850	$—	$—	$117,476
Commercial and Industrial	17,114	69,337	33,551	1,785	21,713	143,500
Consumer	1	1,286	4,164	34,627	168,791	208,869
Total fixed rate loans	$104,162	$100,202	$38,565	$36,412	$190,504	$469,845
Total loans held for investment	$1,247,414	$4,638,207	$95,960	$39,612	$202,803	$6,223,996

ACL - Loans
The following table provides detail activity in the ACL - Loans held for investment carried at amortized cost as of and for the three months ended September 30, 2026 and June 30, 2026 and as of and for the nine months ended September 30, 2026 and 2025. Allocation of a portion of the ACL - Loans to one category of loans does not preclude its availability to absorb losses in other categories:

	As of and For the Three Months Ended		As of and For the Nine Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Average loans held for investment outstanding, at amortized cost	$5,912,148	$5,405,685	$5,511,752	$4,392,511
Total loans held for investment outstanding, at amortized cost at end of period	$6,163,716	$5,595,872	$6,163,716	$4,987,894

ACL - Loans:
Beginning of period	$54,621	$52,794	$52,986	$42,294
Provision for credit losses on loans	879	4,521	9,267	16,569
Provision for credit losses on loan transfers from loans held-for-sale	1,579	—	1,596	97
Loan charge-offs:
Commercial Real Estate	(472)	—	(472)	—
Commercial and Industrial	—	(1,736)	(4,566)	(4,252)
Consumer	(1,444)	(1,353)	(4,854)	(5,409)
Total charge-offs	(1,916)	(3,089)	(9,892)	(9,661)
Loan recoveries:
Commercial Real Estate	—	—	—	—
Commercial and Industrial	339	131	1,012	1,105
Consumer	331	264	864	1,026
Total recoveries	670	395	1,876	2,131
Net charge-offs	(1,246)	(2,694)	(8,016)	(7,530)
End of period	$55,833	$54,621	$55,833	$51,430

Ratio of ACL - Loans to total loans at amortized cost at period end	0.91%	0.98%	0.91%	1.03%
Ratio of net charge-offs to average total loans at amortized cost	(0.08)%	(0.20)%	(0.19)%	(0.23)%
We maintain an ACL - Loans that represents management’s best estimate of the loan losses in our loan portfolio.
As of September 30, 2026, the ACL - Loans was $55.8 million, or 0.91% of total loans held for investment at amortized cost. As of June 30, 2026, the ACL - Loans was $54.6 million, or 0.98% of total loans held for investment at amortized cost. The increase in the allowance for September 30, 2026 compared to June 30, 2026, was primarily due to loan growth during the quarter while the reduction in the ratio of ACL – Loans to total loans held for investment at amortized cost was primarily driven by a mix shift within the portfolio toward portfolios with lower ACL – Loans to loans held for investment at amortized cost ratios.

The following tables present activity in the ACL - Loans by loan category, for the three months ended September 30, 2026 and June 30, 2026. Allocation of a portion of the ACL - Loans to one category of loans does not preclude its availability to absorb losses in other categories.

	For the Three Months Ended September 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Total loans outstanding at end of period, at amortized cost	$3,055,047	$2,911,601	$197,068	$6,163,716

ACL - Loans:
Beginning of period	$19,895	$25,397	$9,329	$54,621
(Recovery of)/provision for credit losses on loans	(258)	(120)	1,257	879
Provision for credit losses on loan transfers from loans held-for-sale	656	923	—	1,579
Loan charge-offs	(472)	—	(1,444)	(1,916)
Loan recoveries	—	339	331	670
Net (charge-offs)/recoveries	(472)	339	(1,113)	(1,246)
End of period	$19,821	$26,539	$9,473	$55,833

ACL - Loans to loan type ratio	0.65%	0.91%	4.81%	0.91%

	For the Three Months Ended June 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Total loans outstanding at end of period, at amortized cost	$2,849,478	$2,541,275	$205,119	$5,595,872

ACL - Loans:
Beginning of period	$19,566	$25,535	$7,693	$52,794
Provision for credit losses on loans	329	1,467	2,725	4,521
Loan charge-offs	—	(1,736)	(1,353)	(3,089)
Loan recoveries	—	131	264	395
Net charge-offs	—	(1,605)	(1,089)	(2,694)
End of period	$19,895	$25,397	$9,329	$54,621

ACL - Loans to loan type ratio	0.70%	1.00%	4.55%	0.98%

The following tables present activity in the ACL - Loans by loan category, for the nine months ended September 30, 2026 and 2025. Allocation of a portion of the ACL - Loans to one category of loans does not preclude its availability to absorb losses in other categories.

	For the Nine Months Ended September 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Total loans outstanding at end of period, at amortized cost	$3,055,047	$2,911,601	$197,068	$6,163,716

ACL - Loans:
Beginning of period	$18,639	$26,023	$8,324	$52,986
Provision for credit losses on loans	998	3,130	5,139	9,267
Provision for credit losses on loan transfers from loans held-for-sale	656	940	—	1,596
Loan charge-offs	(472)	(4,566)	(4,854)	(9,892)
Loan recoveries	—	1,012	864	1,876
Net charge-offs	(472)	(3,554)	(3,990)	(8,016)
End of period	$19,821	$26,539	$9,473	$55,833

ACL - Loans to loan type ratio	0.65%	0.91%	4.81%	0.91%

	For the Nine Months Ended September 30, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Total loans outstanding at end of period, at amortized cost	$2,375,993	$2,386,758	$225,143	$4,987,894

ACL - Loans:
Beginning of period	$12,078	$19,380	$10,836	$42,294
Provision for credit losses on loans	4,485	9,729	2,355	16,569
Provision for credit losses on loan transfers from loans held-for-sale	92	5	—	97
Loan charge-offs	—	(4,252)	(5,409)	(9,661)
Loan recoveries	—	1,105	1,026	2,131
Net charge-offs	—	(3,147)	(4,383)	(7,530)
End of period	$16,655	$25,967	$8,808	$51,430

ACL - Loans to loan type ratio	0.70%	1.09%	3.91%	1.03%

The following table shows the allocation of the ACL - Loans by loan type as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total ACL - Loans	Amount	% of Total ACL - Loans
Balance of ACL - Loans:
Commercial Real Estate	$19,821	35.5%	$18,640	35.2%
Commercial and Industrial	26,539	47.5%	26,022	49.1%
Consumer	9,473	17.0%	8,324	15.7%
Total ACL - Loans	$55,833	100.0%	$52,986	100.0%
The total ACL - Loans disclosed in the table above is available to absorb losses from any loan category. We believe that the ACL - Loans as of September 30, 2026 and December 31, 2025, is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that our loan portfolio will not sustain losses in future periods, which could be substantial in relation to the size of the allowance as of September 30, 2026 or December 31, 2025.
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
Non-performing assets consisted of the following as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Non-accrual loans:
Commercial Real Estate	$52,544	$60,360
Commercial and Industrial	12,368	11,798
Consumer	1,189	1,857
Total non-accrual loans	66,101	74,015
Accruing loans 90 days or more past due	—	—
Non-performing investment securities	839	839
Non-performing financing receivables	—	—
OREO	7,934	8,729
Total non-performing assets	$74,874	$83,583

Total non-accrual loans as a percentage of total loans	1.00%	1.32%
Total non-performing investment securities as a percentage of total investment securities	0.08%	0.06%
Total non-performing financing receivables as a percentage of total financing receivables	—%	—%
Total non-performing assets as a percentage of total assets	0.78%	1.06%

Total non-performing assets were $74.9 million as of September 30, 2026, a decrease of 10.4% compared to $83.6 million as of December 31, 2025. The decrease was primarily due to a decrease in non-accrual loans. Non-accrual loans decreased by $7.9 million, or 10.7%, as of September 30, 2026, compared to December 31, 2025, primarily due to nine Corporate Finance, legacy in-market and Healthcare Finance loans paying off, charging off, or being removed from non-accrual status, offset partially by nine Corporate Finance and legacy in-market loans being placed on non-accrual.
OREO assets decreased by $0.8 million, or 9.1%, as of September 30, 2026, compared to December 31, 2025, due to the sale of one OREO property and four units within one other OREO property, and partial write-downs to remaining OREO fair values. During the nine months ended September 30, 2026, one loan was transferred to OREO. As of September 30, 2026, there remained three OREO properties, with an aggregate value of $7.9 million.
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

The following tables present non-performing loans held for investment at amortized cost, by loan category, as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Non-accruing	$52,544	$2,473	$1,189	$56,206
Accruing loans 90 days or more past due	—	—	—	—
Total non-performing loans held for investment at amortized cost	$52,544	$2,473	$1,189	$56,206

Total loans held for investment at amortized cost	$3,055,047	$2,911,601	$197,068	$6,163,716

Non-accrual loans to total loans held for investment at amortized cost ratio	1.72%	0.08%	0.60%	0.91%
ACL - Loans to non-accrual loans held for investment at amortized cost ratio	37.72%	1073.15%	796.72%	99.34%
Non-performing loans to total loans held for investment at amortized cost ratio	1.72%	0.08%	0.60%	0.91%

	December 31, 2025
(dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Total
Non-accruing	$60,361	$5,484	$1,857	$67,702
Accruing loans 90 days or more past due	—	—	—	—
Total non-performing loans held for investment at amortized cost	$60,361	$5,484	$1,857	$67,702

Total loans held for investment at amortized cost	$2,528,996	$2,475,549	$217,689	$5,222,234

Non-accrual loans to total loans held for investment at amortized cost ratio	2.39%	0.22%	0.85%	1.30%
ACL - Loans to non-accrual loans held for investment at amortized cost ratio	30.88%	474.51%	448.25%	78.26%
Non-performing loans to total loans held for investment at amortized cost ratio	2.39%	0.22%	0.85%	1.30%
Total non-performing loans held for investment at amortized cost were $56.2 million as of September 30, 2026, a decrease of 17.0% compared to $67.7 million as of December 31, 2025. The decrease was due to a decrease in non-accrual loans, primarily related to eight Corporate Finance, legacy in-market and Healthcare Finance loans paying off, charging off, or being removed from non-accrual status, offset partially by six Corporate Finance and legacy in-market loans being placed on non-accrual.
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
Asset quality metrics during the nine months ended September 30, 2026 reflect the performance of our loan portfolio and broader economic conditions. We generally experienced improving asset quality metrics during 2026, while criticized assets increased, classified loans were flat, non-accrual loans decreased, and OREO decreased slightly. Overall, non-performing assets decreased by 10.4% while total assets grew at a higher rate, leading non-performing assets to decrease to 0.78% as of September 30, 2026 from 1.06% as of December 31, 2025 as a percentage of total assets.
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
During the nine months ended September 30, 2026, credit metric trends were stable to improving due to criticized loans increasing, relatively flat classified loans, and a decrease in non-accrual loans. Overall, non-performing loans held for investment at amortized cost decreased by 17.0% while loans held for investment at amortized cost grew at a higher rate, leading non-performing loans to decrease significantly as a percentage of total held for investment at amortized cost loans. Delinquencies were significantly lower on both a dollar and percentage bases. The weighted average risk rating of the portfolio improved with new loans originating at acceptable risk ratings and year to date loan upgrades exceeding downgrades during the nine months ended September 30, 2026.
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
The following tables summarize our held for investment at amortized cost loan portfolio by credit quality indicator as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Acceptable Risk	Higher Risk	Special Mention	Substandard	Doubtful	Total
Commercial Real Estate	$2,723,719	$240,961	$20,527	$69,840	$—	$3,055,047
Commercial and Industrial	2,858,982	17,866	16,933	15,494	2,326	2,911,601
Consumer	195,878	—	—	1,190	—	197,068
Total loans held for investment at amortized cost	$5,778,579	$258,827	$37,460	$86,524	$2,326	$6,163,716

	December 31, 2025
(in thousands)	Acceptable Risk	Higher Risk	Special Mention	Substandard	Doubtful	Total
Commercial Real Estate	$2,075,215	$386,499	$—	$67,282	$—	$2,528,996
Commercial and Industrial	2,399,907	55,114	1	17,987	2,540	2,475,549
Consumer	210,504	5,328	—	1,857	—	217,689
Total loans held for investment at amortized cost	$4,685,626	$446,941	$1	$87,126	$2,540	$5,222,234
The change in allocation between credit quality indicators in our held for investment at amortized cost loan portfolio as of September 30, 2026, compared to December 31, 2025, was primarily due to one Real Estate Finance loan and one Lender Finance loan being downgraded from higher risk to special mention, and one Healthcare Finance loan and one Real Estate Finance loan being downgraded from higher risk to substandard, partially offset by the upgrade of two substandard Healthcare Finance loans from higher risk during the nine months ended September 30, 2026.
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
Investment Securities
We use our investment securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. As of September 30, 2026, the carrying amount of investment securities totaled $1.1 billion, a decrease of $240.6 million, or 18.5%, compared with $1.3 billion as of December 31, 2025. As of September 30, 2026 and December 31, 2025, investment securities represented 11.0% and 16.5% of total assets, respectively.
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

The following table summarizes the carrying value by classification of securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025		Change
(dollars in thousands)	Amount(1)	% of total securities	Amount(1)	% of total securities	$	%
Available-for-sale securities:
U.S. Treasury and government agencies	$515,996	48.6%	$958,347	73.4%	$(442,351)	(46.2)%
Residential agency mortgage-backed	294,559	27.7%	139,077	10.7%	155,482	111.8%
Commercial agency mortgage-backed	186,180	17.5%	136,070	10.4%	50,110	36.8%
Municipal bonds	7,937	0.7%	8,635	0.7%	(698)	(8.1)%
Other	9,933	0.9%	12,758	1.0%	(2,825)	(22.1)%
Total investment securities available-for-sale	$1,014,605	95.4%	$1,254,887	96.2%	$(240,282)	(19.1)%

Held-to-maturity securities:
Municipal bonds	$31,000	2.9%	$31,200	2.4%	$(200)	(0.6)%
Other	17,599	1.7%	17,744	1.4%	(145)	(0.8)%
Total investment securities held-to-maturity	$48,599	4.6%	$48,944	3.8%	$(345)	(0.7)%
Total investment securities	$1,063,204	100.0%	$1,303,831	100.0%	$(240,627)	(18.5)%
__________________
(1)Available-for-sale investment securities are reported at fair value and held-to-maturity investment securities are reported at amortized cost.
Total available-for-sale investment securities decreased $240.3 million, or 19.1%, from $1.3 billion as of December 31, 2025 to $1.0 billion as of September 30, 2026, primarily due to maturities of approximately $440 million of U.S. Treasury and government agencies securities and unrealized losses of approximately $40 million, partially offset by the purchase of residential and commercial agency mortgage-backed securities of approximately $280 million.
Held-to-maturity investment securities, before ACL - investment securities, remained relatively flat at $48.6 million as of September 30, 2026 compared to $48.9 million as of December 31, 2025.

The following table summarizes the amortized cost and their weighted average yields as of September 30, 2026, by contractual maturity. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures.

	September 30, 2026
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized Cost	Yield	Amortized Cost	Yield
U.S. Treasury and government agencies:
One year or less	$517,082	4.05%	$—	—%
One to five years	—	—%	—	—%
Five to ten years	—	—%	—	—%
After ten years	—	—%	—	—%
	$517,082	4.05%	$—	—%
Residential agency mortgage-backed:
One year or less	$—	—%	$—	—%
One to five years	54	1.58%	—	—%
Five to ten years	—	—%	—	—%
After ten years	309,229	4.34%	—	—%
	$309,283	4.34%	$—	—%
Commercial agency mortgage-backed:
One year or less	$—	—%	$—	—%
One to five years	18,812	4.72%	—	—%
Five to ten years	8,456	4.62%	—	—%
After ten years	172,734	5.06%	—	—%
	$200,002	5.01%	$—	—%
Municipal bonds:
One year or less	$—	—%	$—	—%
One to five years	3,074	3.24%	31,000	9.00%
Five to ten years	1,899	2.05%	—	—%
After ten years	4,506	3.29%	—	—%
	$9,479	3.03%	$31,000	9.00%
Other:
One year or less	$—	—%	$—	—%
One to five years	—	—%	—	—%
Five to ten years	5,000	3.87%	—	—%
After ten years	5,555	6.11%	17,599	5.63%
	$10,555	5.05%	$17,599	5.63%
Total investment securities	$1,046,401	4.32%	$48,599	7.78%

ACL - Investment Securities
The following table presents an analysis of the ACL on held-to-maturity investment securities as of and for the three months ended September 30, 2026 and June 30, 2026 and as of and for the nine months ended September 30, 2026 and 2025:

	As of and For the Three Months Ended		As of and For the Nine Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Held-to-maturity:
Average held-to-maturity investment securities outstanding	$48,719	$48,942	$48,868	$52,609
Total held-to-maturity investment securities outstanding at end of period	$48,599	$48,744	$48,599	$52,242

ACL - investment securities:
Balance at beginning of period	$110	$110	$110	$161
Balance at end of period	$110	$110	$110	$161

Ratio of allowance to total held-to-maturity investment securities at period end	0.23%	0.23%	0.23%	0.31%
Ratio of net charge-offs to average held-to-maturity investment securities	—%	—%	—%	—%
As of September 30, 2026, the ACL - held-to-maturity investment securities totaled $0.1 million, or 0.23% of held-to-maturity investment securities. As of June 30, 2026, the ACL - held-to-maturity investment securities totaled $0.1 million, or 0.23% of held-to-maturity investment securities.
The following table presents the allocation of the ACL on held-to-maturity investment securities by investment type:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total ACL - Investment Securities	Amount	% of Total ACL - Investment Securities
Municipal bonds	$66	60.0%	$66	60.0%
Other	44	40.0%	44	40.0%
Total	$110	100.0%	$110	100.0%
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
As of September 30, 2026, financing receivables, before ACL - financing receivables, totaled $37.0 million, a decrease of $5.9 million, or 13.9%, compared with $42.9 million as of December 31, 2025. As of September 30, 2026 and December 31, 2025, financing receivables represented 0.4% and 0.5% of total assets, respectively.

The following table summarizes our investment in financing receivables held for investment as of and for the three months ended September 30, 2026 and June 30, 2026, and as of and for the nine months ended September 30, 2026 and 2025:

	As of and For the Three Months Ended		As of and For the Nine Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Held for investment:
Average financing receivables held for investment outstanding	$36,963	$37,054	$38,595	$30,126
Total financing receivables held for investment outstanding at end of period	$36,957	$36,965	$36,957	$42,988

ACL - financing receivables:
Balance at beginning of period	$93	$93	$108	$74
Recovery of credit losses on financing receivables	—	—	(15)	—
Provision for credit losses on transfers from financing receivables held-for-sale	—	—	—	34
Balance at end of period	$93	$93	$93	$108

Ratio of allowance to total financing receivables held for investment at period end	0.25%	0.25%	0.25%	0.25%
Ratio of net charge-offs to average financing receivables held for investment	—%	—%	—%	—%
All our financing receivables held-for-sale were transferred to financing receivables held for investment during the third quarter of 2025 due to a change in strategy related to our financing receivables portfolio. Average financing receivables held-for-sale outstanding during the nine months ended September 30, 2025 was $12.8 million.
As of September 30, 2026, all our financing receivables had contractual maturities of greater than ten years with a weighted-average yield of 6.09%. As of September 30, 2026 and December 31, 2025, no financing receivables were on non-accrual status or deemed non-performing assets.
See Note 1 - Significant Accounting Policies to our Consolidated Financial Statements included in the Company’s Registration Statement on Form S-1 for further discussion of CPACE exposures.
Deposits
Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits. We primarily source our deposits through our Digital Banking platform underpinned by a modern core banking system that leverages advanced technology to provide a robust, scalable, and API-driven architecture that supports efficient operations and differentiated customer experience. We believe that digital deposits serve as our growth engine, providing scalable access to a vast national market beyond the reach of a legacy branch network and aligning with our lending capacity as consumer preferences shift to digital.
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

The following table summarizes our deposit balances as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025		Change
(dollars in thousands)	Balance	% of total	Balance	% of total	$	%
Non-interest-bearing deposits	$362,080	4.8%	$372,444	5.5%	$(10,364)	(2.8)%
Interest-bearing deposits:
Demand	108,987	1.4%	275,259	4.1%	(166,272)	(60.4)%
Money market	1,146,396	15.1%	1,206,544	17.8%	(60,148)	(5.0)%
Savings	4,914,624	64.5%	3,500,532	51.6%	1,414,092	40.4%
Time deposits	1,078,583	14.2%	1,423,136	21.0%	(344,553)	(24.2)%
Total interest-bearing deposits	7,248,590	95.2%	6,405,471	94.5%	843,119	13.2%
Total deposits	$7,610,670	100.0%	$6,777,915	100.0%	$832,755	12.3%
Total deposits as of September 30, 2026 were $7.6 billion, an increase of $832.8 million, or 12.3%, compared with $6.8 billion as of December 31, 2025, primarily due to a $1.5 billion increase in Digital Banking deposits driven by promotions during the third quarter, partially offset by the reclassification of $743.9 million of deposits to held-for-sale liabilities in connection with the Branch Sale.
Wholesale time deposits, included in time deposits in the table above, decreased to $543.0 million as of September 30, 2026 from $692.2 million as of December 31, 2025, primarily due to maturing balances. Institutional sweep deposits, included in each of money market and savings in the table above, increased to $1.3 billion as of September 30, 2026, compared to $1.1 billion as of December 31, 2025, primarily due to the addition of a new relationship and the expansion of one existing relationship. All brokered time deposits, which are considered wholesale time deposits, and institutional sweep deposits are fully FDIC insured.
Non-interest-bearing deposits as of September 30, 2026, were $362.1 million, a decrease of $10.4 million, or 2.8%, compared with $372.4 million as of December 31, 2025. Interest-bearing deposits were $7.2 billion as of September 30, 2026, an increase of $843.1 million, or 13.2%, compared with $6.4 billion as of December 31, 2025.
As of September 30, 2026, the estimated aggregate amount of uninsured deposits (deposits in amounts greater than $250 thousand per depositor, per account ownership category, which is the maximum amount for federal deposit insurance) was $1.2 billion, which is 14.4% of total Bank deposits, including deposits held-for-sale.
The following table sets forth the amount of time deposits that are $250 thousand or greater, by time remaining until maturity as of September 30, 2026:

(in thousands)	Time Deposits Greater than $250 Thousand	Held-for-Sale Time Deposits Greater than $250 Thousand	Total
Three months or less	$21,621	$17,719	$39,340
Over three months through six months	82,309	19,875	102,184
Over six months through twelve months	24,629	16,415	41,044
Over twelve months	868	1,476	2,344
Total time deposits	$129,427	$55,485	$184,912

The daily average balances and weighted average rates paid on deposits for each of the three months ended September 30, 2026 and June 30, 2026, are presented below:

	For the Three Months Ended September 30, 2026			For the Three Months Ended June 30, 2026
(dollars in thousands)	Average Balance(1)	Interest Expense(1)	Average Rate(1)	Average Balance	Interest Expense	Average Rate
Non-interest-bearing deposits	$435,418	$—	—%	$408,649	$—	—%
Interest-bearing deposits:
Demand	279,995	2,459	3.48%	283,305	2,442	3.46%
Money market	1,397,681	13,271	3.77%	1,403,392	13,138	3.75%
Savings	4,594,382	44,597	3.85%	3,680,352	34,725	3.78%
Time deposits	1,276,449	13,150	4.09%	1,310,156	13,719	4.20%
Total interest-bearing deposits	7,548,507	73,477	3.86%	6,677,205	64,024	3.85%
Total deposits	$7,983,925	$73,477	3.65%	$7,085,854	$64,024	3.62%
__________________
(1) Includes deposits held-for-sale.
The ratio of average non-interest-bearing deposits to average total deposits for the three months ended September 30, 2026 and June 30, 2026, was 5.5%, and 5.8%, respectively.
The daily average balances and weighted average rates paid on deposits for each of the nine months ended September 30, 2026 and 2025, are presented below:

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
(dollars in thousands)	Average Balance(1)	Interest Expense(1)	Average Rate(1)	Average Balance	Interest Expense	Average Rate
Non-interest-bearing deposits	$405,776	$—	—%	$269,594	$—	—%
Interest-bearing deposits:
Demand	281,426	7,334	3.48%	296,158	8,306	3.75%
Money market	1,374,655	38,598	3.75%	862,578	25,019	3.88%
Savings	3,941,829	112,430	3.81%	2,787,657	87,607	4.20%
Time deposits	1,327,777	41,434	4.17%	1,765,116	58,776	4.45%
Total interest-bearing deposits	6,925,687	199,796	3.86%	5,711,509	179,708	4.21%
Total deposits	$7,331,463	$199,796	3.64%	$5,981,103	$179,708	4.02%
__________________
(1) Includes deposits held-for-sale.
The ratio of average non-interest-bearing deposits to average total deposits for the nine months ended September 30, 2026 and 2025, was 5.5%, and 4.5%, respectively.

Borrowed Funds
Subordinated Debt
The following table provides information on subordinated debt as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
2019 Notes, due in 2029 (1)	25,000	25,000
2021 Notes, due in 2032, 4.00%	125,000	125,000
Other subordinated debt, due in 2033 (2)	3,000	3,000
Less: debt issuance costs and discounts	(1,730)	(1,997)
Total subordinated debt	$151,270	$151,003
__________________
(1)Borrowings bore interest at an effective rate of 8.15% and 8.18% as of September 30, 2026 and December 31, 2025, respectively.
(2)Borrowings bore interest at an effective rate of 7.31% and 7.47% as of September 30, 2026 and December 31, 2025, respectively.
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
In 2019, we issued $25.0 million of 2019 Notes. The 2019 Notes are unsecured, mature on December 1, 2029, and paid an initial interest of 5.75% semi-annually, in arrears. Beginning on December 1, 2024, the 2019 Notes interest rate resets quarterly to an interest rate per annum equal to the three-month SOFR plus 439 basis points, paid quarterly in arrears. If the three-month SOFR is less than zero, the three-month SOFR shall be deemed to be zero. On October 21, 2026, we sent notice to holders of the 2019 Notes of our intent to redeem the full aggregate principal amount, plus any accrued and unpaid interest to, but excluding, the redemption date of December 1, 2026. We expect the redemption of the 2019 Notes to result in a non-material amount of loss related to the write-off of unamortized debt issuance costs.
In 2021, we issued $125.0 million of 2021 Notes. The 2021 Notes are unsecured, mature on January 1, 2032 and pay an initial interest of 4.00% semi-annually through January 1, 2027, in arrears. Beginning on January 1, 2027, through the earlier of maturity date or the early redemption date, the interest rate will adjust quarterly equal to the three-month term SOFR plus 289 basis points, paid quarterly in arrears. The 2021 Notes are non-callable for the first five years; we have the option to redeem the 2021 Notes at par value, after five years from the date of issuance. The 2021 Notes are classified as Green Bonds in alignment with the International Capital Markets Association’s Green Bond Principles (2021).
We also have $3.0 million of other subordinated debt that has a 30-year term (matures on April 7, 2033), has no principal amortization and is guaranteed by us. As of September 30, 2026 and December 31, 2025, the other subordinated debt paid interest at the rate of SOFR plus 3.3%, which resets on a quarterly basis.
Our subordinated debt requires us to comply with specific covenants related to capitalization adequacy, regulatory enforcement actions, non-performing asset metrics, changes in key executive positions, and material changes in ownership. Additionally, in the event of default, our subordinated debt contains certain restrictions and limitations on dividend payments and our ability to repurchase our common stock. We were in compliance with all relevant covenants as of September 30, 2026 and December 31, 2025.
Other Borrowed Funds
On January 1, 2019, we entered into an Advances and Security Agreement with the FHLB of Atlanta, of which we are a member. Under the Advances and Security Agreement, availability to borrow funds from the FHLB must be secured with eligible collateral approved by the FHLB. As of September 30, 2026 and December 31, 2025, there was $422.2 million and $5.9 million, respectively, of stated potential borrowing capacity available based on $701.0 million and $8.8 million, respectively, of loans pledged as collateral under the Advances and Security Agreement. There were no borrowings outstanding under the Advances and Security Agreement as of September 30, 2026 or December 31, 2025.
We may also borrow funds through the Federal Reserve Bank’s discount window. As of September 30, 2026 and December 31, 2025, we had approximately $2.1 billion and $3.5 billion, respectively, in borrowing capacity available under these arrangements with no outstanding balance as of September 30, 2026 and December 31, 2025. The availability of the borrowings were secured by qualifying loans and investment securities with a balance of $2.4 billion and $3.9 billion as of September 30, 2026 and December 31, 2025, respectively.
We maintain unsecured Fed Funds facilities with other financial institutions. As of September 30, 2026, the Company had unsecured Fed Funds facilities with four other financial institutions in the aggregate amount of $110.0 million with no borrowings outstanding. As of December 31, 2025, the Company had unsecured Fed Funds facilities with three other financial institutions in the aggregate amount of $90.0 million with no borrowings outstanding. We periodically borrow on the Fed Funds facilities in order to test the borrowing availability.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity involves our ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the business on an ongoing basis and manage unexpected events. In connection with managing our liquidity levels, we utilize a stress test framework that considers severely adverse economic conditions and assumptions. Our largest sources of liquidity include deposits, payments and maturities of outstanding loans, sales of loans, and maturities or sales of available-for-sale securities. We believe these sources will be sufficient to meet our liquidity needs over the next twelve months; however, our long-term liquidity position is dependent on our ability to sustain deposit growth and our ability to continue to source digital deposits as our balance sheet continues to grow. While scheduled loan payments and maturing available-for-sale securities are relatively predictable sources of liquidity, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally hold excess funds as reserve deposits with the Federal Reserve Bank. We use cash generated through online deposits, our largest funding source, business customer deposits, and wholesale funds, to offset the cash utilized in lending and investing activities. Our short-term interest-earning available-for-sale securities are used to provide liquidity for lending and other operational requirements. During the three months ended September 30, 2026 and June 30, 2026, and during the nine months ended September 30, 2026 and September 30, 2025, our liquidity needs have primarily been met through strong deposit growth, and from loan principal paydowns and interest payments received. Management expects deposits to remain the primary source of liquidity, however, future deposit growth may be affected by changes in interest rates, competitive pressures, or shifts in customer preferences, which could increase our reliance on wholesale funding sources in the future.
The following table presents cash flows for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025
Net cash used in operating activities	$(44,813)	$(61,014)
Net cash used in investing activities	(763,775)	(791,166)
Net cash provided by financing activities	1,729,702	302,414
Net increase/(decrease) in cash, cash held-for-sale, cash equivalents and restricted cash	$921,114	$(549,766)
Net cash used in operating activities
Cash used in operating activities of $44.8 million for the nine months ended September 30, 2026, was primarily driven by originations of loans held-for-sale and the amortization of deferred loan fees and costs, offset by net income for the period, changes in deferred income taxes, and changes in interest receivable.
Cash used in operating activities of $61.0 million for the nine months ended September 30, 2025, was primarily driven by changes in other assets, originations of loans held-for-sale, the amortization of deferred loan fees and costs, and changes in interest receivable, offset by net income for the period.
Net cash used in investing activities
Cash used in investing activities of $763.8 million for the nine months ended September 30, 2026, was primarily due to originations of loans held for investment and the acquisition of our corporate headquarters partially offset by net proceeds from sales and payments of investment securities.
Cash used in investing activities of $791.2 million for the nine months ended September 30, 2025, was primarily due to originations of loans held for investment partially offset by net proceeds from sales and payments of investment securities and sales of FHLB stock.

Net cash provided in financing activities
Cash provided by financing activities of $1.7 billion for the nine months ended September 30, 2026, was primarily due to an increase in deposits and the issuance of 8,912,085 shares of common stock, net of issuance costs, in connection with the overallotment option associated with our IPO and the subsequent exercise of the overallotment option.
Cash provided by financing activities of $302.4 million for the nine months ended September 30, 2025, was primarily due to an increase in deposits partially offset by the net repayment of other borrowings, and the repayment of subordinated debt.
As of September 30, 2026, we had a combined maximum available borrowing capacity of $2.6 billion under Advances and Security Agreement, Federal Reserve Bank’s discount window, and our Fed Funds facilities. See Note 11 – Borrowed Funds for more information.
Additionally, we may sell investment securities available-for-sale from our portfolio as a source of liquidity, if necessary. As of September 30, 2026, we had investment securities available-for-sale with a fair value of $1.0 billion, of which there are investment securities maturing within the next twelve months with a fair value of $516.0 million. As of September 30, 2026, 50.9% of our investment securities available-for-sale portfolio was invested in U.S. Treasury securities. Our investment securities available-for-sale portfolio had an expected weighted average life, assuming current prepayment speed assumptions, of 3.9 years as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, we had outstanding $1.3 billion and $787.0 million, respectively, in commitments to extend credit and $9.9 million and $20.2 million, respectively, in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements. A significant portion of our outstanding commitments could be drawn upon in periods of economic stress, which could require us to obtain additional funding from deposits or wholesale funding sources.
As of September 30, 2026 and December 31, 2025, we had no capital expenditure commitments that we currently expect to have a material impact on liquidity; however, future loan growth, changes in funding costs, or adverse economic conditions could increase our cash requirements.
On October 21, 2026, we sent notice to holders of the 2019 Notes of our intent to redeem the full aggregate principal amount, plus any accrued and unpaid interest to, but excluding, the redemption date of December 1, 2026.
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
Commitments associated with letters of credit and commitments to extend credit may expire unused, therefore, the amounts shown do not necessarily reflect the actual future cash funding requirements. A summary of financial instruments with off-balance sheet credit risk as of September 30, 2026 and December 31, 2025 are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Commercial real estate development and construction	$264,338	$179,439
Residential real estate development and construction	—	682
Lines of credit, primarily business lines	992,742	606,921
Standby letters of credit	9,942	20,195
Total commitments to extend credit and available lines of credit	$1,267,022	$807,237

As of both September 30, 2026 and December 31, 2025, the total reserve for unfunded commitments was $2.7 million, which is included in Other liabilities in the Consolidated Balance Sheets.
The following table summarizes the (recovery of)/provision for credit losses on unfunded commitments for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(Recovery of)/provision for credit losses on unfunded commitments	$(959)	$(322)	$23	$611
The recovery for credit losses on unfunded commitments was $1.0 million for the three months ended September 30, 2026, and was primarily driven by a lower loss factor utilized for certain unfunded commitments.
The (recovery of)/provision for credit losses on unfunded commitments is included in Provision for credit losses in the Consolidated Statements of Income.
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

The CBLR framework removes the requirement for qualifying community banking organizations to calculate and report risk-based capital, instead requiring only that qualifying community banking organizations calculate and report a Tier 1 leverage ratio. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 8% (or 9% prior to July 1, 2026, as described below) will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies' capital rules (generally applicable rule) and, if applicable, will be considered to have met the capital ratio requirements to be considered “well capitalized” for purposes of the applicable “prompt corrective action” rules under the FDI Act. The CBLR rules allow for a four-quarter grace period (or two-quarter grace period prior to July 1, 2026, as described below) to correct a ratio that falls below the required amount, provided that the bank or bank holding company maintains a leverage ratio of greater than 7% (or 8% prior to July 1, 2026, as described below).
In April 2026, the federal banking agencies jointly finalized changes to the CBLR framework that, became effective July 1, 2026. The new rule lowered the minimum Tier 1 leverage ratio requirement for qualifying community banking organizations from greater than 9% to greater than 8%, and revised the “grace period” for a bank that elects to use the CBLR framework but temporarily fails to meet all of the qualifying criteria, including the leverage ratio requirement, to provide that the community bank will have a four-quarter grace period (an increase from the two-quarter grace period under the CBLR rules prior to such amendments) to return to compliance, provided the community bank maintains a leverage ratio greater than 7% (down from an 8% grace-period requirement under the CBLR rules prior to such amendments).
Under the CBLR rules, a qualifying community banking organization can opt out of the CBLR framework and revert back to the risk-based framework without restriction. As of September 30, 2026 and December 31, 2025, each of the Company and Bank was a qualifying community banking organization as defined by applicable regulations of the federal banking agencies and elected to measure capital adequacy under the CBLR framework. Management regularly evaluates whether continued use of the CBLR framework remains appropriate based on asset growth, balance sheet composition, and strategic objectives.
Total stockholders’ equity increased to $991.7 million as of September 30, 2026, compared to $822.4 million as of December 31, 2025, an increase of $169.3 million, or 20.6%. The increase from December 31, 2025 to September 30, 2026, was primarily due to the issuance of 8,912,085 shares of Voting Common Stock for net proceeds of $147.2 million during the nine months ended September 30, 2026, stock-based compensation, and total comprehensive income for the nine months ended September 30, 2026.

The following table presents as of September 30, 2026 and December 31, 2025, the Company’s and the Bank’s actual and required capital amounts and leverage ratios. The table also includes the actual amounts and risk-weighted ratios which we are opting to disclose as of September 30, 2026 and December 31, 2025:

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions (CBLR Framework)
(dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2026:
Required under CBLR framework:
Tier 1 leverage ratio:
Company	$896,273	9.80%	$731,999	8.00%
Bank	$950,096	10.41%	$729,963	8.00%
Optional under CBLR framework:
Total capital to risk-weighted assets ratio:
Company	$1,096,369	15.74%	N/A	N/A
Bank	$1,008,823	14.52%	N/A	N/A
Tier 1 capital to risk-weighted assets ratio:
Company	$896,273	12.87%	N/A	N/A
Bank	$950,096	13.68%	N/A	N/A
Common Equity Tier 1 to risk weighted-assets ratio:
Company	$896,273	12.87%	N/A	N/A
Bank	$950,096	13.68%	N/A	N/A

As of December 31, 2025:
Required under CBLR framework:
Tier 1 leverage ratio:
Company	$748,650	9.79%	$688,367	9.00%
Bank	$848,960	11.11%	$687,907	9.00%
Optional under CBLR framework:
Total capital to risk-weighted assets ratio:
Company	$934,965	15.89%	N/A	N/A
Bank	$894,305	15.14%	N/A	N/A
Tier 1 capital to risk-weighted assets ratio:
Company	$748,650	12.72%	N/A	N/A
Bank	$848,960	14.37%	N/A	N/A
Common Equity Tier 1 to risk weighted-assets ratio:
Company	$748,650	12.72%	N/A	N/A
Bank	$848,960	14.37%	N/A	N/A
The Company’s regulatory capital ratios were relatively flat as of September 30, 2026 compared to December 31, 2025, while the Bank’s regulatory capital ratios were modestly lower over the same period.

The Company’s regulatory capital ratios from December 31, 2025 to September 30, 2026 reflect largely offsetting impacts of increases in regulatory capital and increases in risk-weighted assets and total assets. Regulatory capital increased primarily due to the $147.2 million of net proceeds combined from the IPO during the second quarter of 2026 and over allotment option during the third quarter of 2026, and the impact of earnings for the nine months ended September 30, 2026. Increases in regulatory capital were largely offset by the significant increase in both risk-weighted and total assets over the same period. The Bank’s regulatory capital ratios were reduced due to the significant increase in both risk-weighted and total assets during the period, partially offset by $90.0 million of investment from the Parent during the second quarter of 2026 and the impact of earnings for the nine months ended September 30, 2026. The regulatory capital ratios for both the Company and the Bank were also reduced by our decision to not reduce the tax carry-forward deduction in regulatory capital by the amount of the deferred credit liability established in connection with the Solar Servicing business acquisition completed during the third quarter of 2025. We made this decision in April 2026 based on a revised interpretation of the regulatory capital instructions subsequent to the completion of the audit of our Consolidated Financial Statements for the period ended December 31, 2025, and the change was applied beginning with our March 31, 2026 regulatory reporting. If we had applied this interpretation as of December 31, 2025, our Tier 1 leverage ratio, Total capital to risk-weighted assets ratio, Tier 1 capital to risk-weighted assets ratio and Common Equity Tier 1 to risk-weighted asset ratio as of such date would have been 9.08%, 14.97%, 11.80%, and 11.80% for the Company, and 10.40%, 14.22%, 13.45% and 13.45% for the Bank, respectively.
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

The following table summarizes the simulated change in net interest income over a 12-month horizon as of September 30, 2026 and December 31, 2025:

Change in interest rates:	+ 200bp	+ 100bp	- 100bp	- 200bp
September 30, 2026	6%	3%	(2)%	0%
December 31, 2025	8%	4%	(4)%	(9)%
The table above indicates for the periods presented that our static balance sheet net interest income is asset-sensitive which means that we benefit from rising rates as assets reprice faster than liabilities. This is primarily due to the variable rate nature of the loan portfolio and a relatively short investment portfolio duration as well as the impact of funding from non-interest-bearing sources and deposit betas that do not move to the same degree as market rates. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies. We were less asset-sensitive as of September 30, 2026, compared to December 31, 2025, given increased duration in the investment portfolio, a more variable rate funding mix, and a larger impact from contractual loan floors.
The following table summarizes the simulated change in Economic Value of Equity over a 12-month horizon as of September 30, 2026 and December 31, 2025:

Change in interest rates:	+ 200bp	+ 100bp	- 100bp	- 200bp
September 30, 2026	(4)%	(2)%	0%	1%
December 31, 2025	(2)%	(1)%	(1)%	(1)%
The table indicates that our Economic Value of Equity for the periods presented is not materially impacted by changes in interest rates, which is primarily due to the short and matched duration of our assets and liabilities.
Beginning with September 30, 2026, sensitivity analysis for Net interest income and Economic Value of Equity exclude $720.9 million of cash held-for-sale and $743.9 million of deposits held-for-sale associated with the Branch Sale given that the transaction is expected to close in the first quarter of 2027.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarterly period ended September 30, 2026. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and

15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For information on Forbright’s legal proceedings, refer to Note 14 – Financial Instruments with Off-Balance Sheet Risk, Commitments and Contingencies to the unaudited consolidated financial statements.
Item 1A. Risk Factors
There were no material changes during the quarterly period ended September 30, 2026 to the risk factors previously disclosed in the “Item 1A. Risk Factors” section of the Company's Form 10-Q for the quarterly period ended June 30, 2026.
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
Use of Proceeds
We received net proceeds from our IPO of $131.0 million ($148.1 million including the underwriters’ execution of their option to purchase additional shares of Class A common stock in full), after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the third quarter of 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408(a) of Regulation S-K.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chevy Chase, Maryland on November 13, 2026.

Forbright, Inc.

By:		/s/ John K. Delaney

	Name:	John K. Delaney
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:		/s/ Christopher S. Lynch

	Name:	Christopher S. Lynch
	Title:	Chief Financial Officer
(Principal Financial Officer)